Form 10QSB
period 1996-01-31
GAENSEL GOLD MINES INC
filed 1996-07-22
CIK 357049

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549  Page 1 of 7
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-12825

                                            GAENSEL GOLD MINES, INC.
                        (Exact Name of Registrant as specified in its Charter)



            Nevada                                                    84-0916272
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                    fication No.)

    74900 Highway 111, Suite 121, Indian Hills, California      92210
(Address of Principal Executive Offices)                     (Zip Code)

                                                 (619) 836-3350
                          (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock                                               7,212,500
Title of Class                                      Number of Shares outstanding
                                                    at January 31, 1996

No Exhibits included.

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                             January 31,          October 31,
                                                                                                1996                 1995

ASSETS - Cash                                                                                $     76             $     76



                                                                                             $     76          $        76
                                                                                             ========          ===========




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES - Accounts payable                                                      $  15,351             $ 15,351

STOCKHOLDERS' EQUITY
    Common stock                                                                                  721                  721
    Additional paid in capital                                                              3,367,015            3,367,051
    Deficit accumulated during development stage                                            3,381,583          (3,381,583)
                                                                                            ---------          ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                  (15,275)             (15,275)
                                                                                           ---------             --------

                                                                                             $     76             $     76
                                                                                             ========             ========

                                 See accompanying Notes to Financial Statements

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                            FOR THE THREE                FOR THE THREE               (SEPT.13, 1981)
                                                            MONTHS ENDED                 MONTHS ENDED                      TO
                                                          JANUARY 31, 1995             JANUARY 31, 1996             JANUARY 31, 1996
                                                          ----------------             ----------------             ----------------


REVENUES                                                  $            -0-              $           -0-              $        43,145

COSTS AND EXPENSES
  Loss From Operations                                               4,359                                                 3,304,655
  Non Operating Income                                                                                                       168,303
  Interest (expense)                                                                                                          25,204
  Non Operating Expense                                                                                                    (159,695)

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                    $        (4,359)              $                            $   (3,381,583)

LOSS PER COMMON SHARE                                     $            nil              $           nil              $           nil


                                 See accompanying Notes to Financial Statements

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                        FOR THE THREE             FOR THE THREE
                                                                                        MONTHS ENDED              MONTHS ENDED
                                                                                      January 31, 1995          January 31, 1996
                                                                                      ----------------          ----------------
Net Loss                                                                                   1,257

   CASH USED BY OPERATING ACTIVITIES                                                       1,257                         -0-

Cash flows from financing activities
  Issuance of Common Stock                                                                   250
INCREASE (DECREASE) IN CASH                                                              (1,007)                         -0-

CASH BALANCE - BEGINNING                                                                   1,007                          76
CASH BALANCE - ENDING                                                                $       -0-                 $        76


                                 See accompanying Notes to Financial Statements





                                             GAENSEL GOLD MINES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 January 31, 1996


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1996, the results of operations for the three months ended January 31, 1995 and 1996, and the cash flows for the three months ended January 31, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1995 included in the Company's Form 10-K.

         The results of operations for the three months ended January 31, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 1996.

2.       Subsequent Event

         The Company recorded the issuance of 2,000,000 shares of Common Stock subsequent to the quarter in payment of accrued investment banking fees in the amount of $100,000. These fees related to an acquisition of a Taiwanese video store chain which did not close. Investment banking services were rendered in January 1995 and the shares were not deemed issued until subsequent to the end of fiscal 1995. A 1-for-100 reverse stock split was reflected in the stock transfer agent records and on the public trading market on or about February 26, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has not commenced operations and has no working capital.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 See Item 2.

Item 5.  OTHER INFORMATION
         In April 1995 Timothy Gibson and Thomas H. Wolfe executed resignations from the board of directors of the Company and executed resolutions appointing Dempsey K. Mork and Randall Baker as officers and directors. Although they had ceased to be officers and directors after their resignation, Wolfe and Gibson continued to act as officers and directors in some capacities until January 31, 1996. Subsequently, the Board of Directors ratified certain actions of Messrs. Gibson and Wolfe by these persons.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     February 6, 1996                             By:   /s/ Dempsey K. Mork
          --------------------------                        --------------------
                                                              Dempsey K. Mork
                                                              President (chief
                                                              financial officer
                                                              and accounting
                                                              officer and duly
                                                             authorized officer)