Form 10QSB
period 1996-04-30
GAENSEL GOLD MINES INC
filed 1996-07-22
CIK 357049

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549       Page 1 of 7
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 1996

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
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                     ficatation
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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock                                                           2,072,125
Title of Class                                      Number of Shares outstanding
                                                               at April 30, 1996

No Exhibits included.

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                              April 30,           October 31,
                                                                                                1996                 1995

ASSETS - Cash                                                                                $     76             $     76



                                                                                             $     76          $        76
                                                                                             ========          ===========




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES - Accounts payable                                                      $  15,351             $ 15,351

STOCKHOLDERS' EQUITY
    Common stock                                                                                  207                    7
    Additional paid in capital                                                              3,468,099            3,366,301
    Deficit accumulated during development stage                                            3,481,583          (3,381,583)
                                                                                            ---------          ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                  (15,275)             (15,275)
                                                                                           ---------             --------

                                                                                             $     76             $     76
                                                                                             ========             ========

                                 See accompanying Notes to Financial Statements

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                FOR THE SIX         FOR THE SIX      FOR THE THREE    FOR THE THREE  (SEPT.13, 1981)
                                               MONTHS ENDED        MONTHS ENDED      MONTHS ENDED     MONTHS ENDED         TO
                                              APRIL 30, 1995      APRIL 30, 1996    APRIL 30, 1995   APRIL 30, 1996  APRIL 30, 1996
                                              --------------      --------------    --------------   --------------  --------------

REVENUES                                   $           -0-    $           -0-    $           -0-    $          -0-    $       43,145

COSTS AND EXPENSES
  Loss From Operations                               5,314            100,000                955           100,000         3,404,655
  Non Operating Income                                                                                                       168,303
  Interest (expense)                                                                                                          25,204
  Non Operating Expense                                                                                                    (159,695)

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                     $       (5,314)    $     (100,000)    $         (955)    $    (100,000)    $  (3,481,583)

LOSS PER COMMON SHARE                      $           nil    $           nil    $           nil    $          nil    $          nil



                                 See accompanying Notes to Financial Statements

                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                               FOR THE SIX      FOR THE SIX      FOR THE THREE    FOR THE THREE
                                                              MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                             APRIL 30, 1995   APRIL 30, 1996    APRIL 30, 1995   APRIL 30, 1996
                                                             --------------   --------------    --------------   --------------
Net Loss                                                          (1,681)       (100,000)              (955)       (100,000)
Adjustment - shares issued for services                                           100,000                            100,000

   CASH USED BY OPERATING ACTIVITIES                                                  -0-              (955)             -0-

Cash flows from financing activities
  Issuance of Common Stock                                            750                                 24
INCREASE (DECREASE) IN CASH                                         (931)                              (931)             -0-

CASH BALANCE - BEGINNING                                            1,007                              1,007              76
CASH BALANCE - ENDING                                         $        76      $                 $        76     $        76


                                 See accompanying Notes to Financial Statements

                                             GAENSEL GOLD MINES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  April 30, 1996


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at April 30, 1996, the results of operations for the three and six months ended April 30, 1995 and 1996, and the cash flows for the three and six months ended April 30, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1995 included in the Company's Form 10-K.

         The results of operations for the three and six months ended April 30, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 1996.

2.       Stockholder's Equity

         The Company recorded the issuance of 2,000,000 shares of Common Stock in the quarter in payment of accrued investment banking fees in the amount of $100,000. These fees related to an acquisition of a Taiwanese video store chain which did not close. Investment banking services were rendered in April 1995 and the shares were not deemed issued until subsequent to the end of fiscal 1995. All share numbers reflect a 1-for-100 reverse stock split, which was reflected in the stock transfer agent records and on the public trading market on or about February 26, 1996.

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

Item 5.  OTHER INFORMATION
                 None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 7, 1996                                  By:   /s/ Dempsey K. Mork
          --------------------------                        --------------------
                                                    Dempsey K. Mork
                                             President (chief financial officer
                                             and accounting officer and duly
                                             authorized officer)