Form 10KSB
period 1996-10-31
GAENSEL GOLD MINES INC
filed 1997-03-24
CIK 357049

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended October 31, 1996

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number: 0-12825

                                             GAENSEL GOLD MINES, INC.

(Exact name of small business issuer in its charter)

                                     Nevada                           84-0916272
(State or other jurisdiction of incorporation or organization)
                                            (I.R.S. Employer Identification No.)

                 45110 Club Drive, Suite B
                 Indian Wells, California                                 92210
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (619) 360-1042
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.0001


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X        NO

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of February 28, 1997:

Common Stock, $.0001 Par Value 218,379 Shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Gaensel Gold Mines, Inc., formerly named World Technologies & Trading company, was incorporated under the name Chatham Energy Corporation on September 13, 1981, under the laws of the state of Nevada. From inception until June of 1984, the company engaged in the business of acquiring and developing oil and gas properties. In June of 1983 the company executed a letter of intent to merge with Gaensel Gold Mines Cia, Ltd., a Bolivian real estate company, but the merger failed to occur. The Company no longer engages in any business related to oil and gas exploration or the extraction of natural resources.

Plan of Operation - General

 Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

 The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

 The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards.

 As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

 The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

 The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

 The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

 The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

 The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

 The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

 The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

 The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

 It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

 The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

 In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

 It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

 As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

 The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

 With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

 The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

 It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

 Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

 The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

 The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

 The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

 The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").

Item 2.   DESCRIPTION OF PROPERTY

 The Company  shares space with its  officers.  The Company pays its own charges
for  long  distance  telephone  calls  and  other   miscellaneous   secretarial,
photocopying and similar expenses.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded since 1984. As of October 31, 1996, there were approximately 510 stockholders of record.

         The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6.   PLAN OF OPERATIONS

             Background. The Company's principal business operations, through October 31, 1984, consisted of acquiring interests in oil and gas properties and drilling wells on the properties or farming out the properties and retaining an overriding royalty interest in production. All such properties and interests were forfeited, and all the Company's assets abandoned or repossessed, and therefore were written off for the fiscal year ended October 31, 1984. The Company realized only nominal revenues through such date and none since. Accordingly, the Company has always been and remains in the development stage.

             During the fiscal year ended October 31, 1991 the Company determined that the statute of limitations had lapsed as to all accounts payable owed and has since written all payables off. As of October 31, 1995, the Company had no long-term liabilities and no current liabilities except sums owed to legal counsel and its transfer agent. The Company has paid its expenses advanced by a control affiliate by the issuance of shares. See Item 12 -
 "Certain Relationships and Related Transactions".

             Liquidity. As of October 31, 1996, the Company had accumulated a deficit (net loss) of $3,479,018, mostly the result of writing off oil and gas properties which were forfeited or which the Company abandoned by October 31, 1984. In fiscal 1996 the Company had a loss of $97,368. Most of the expenses in fiscal 1996 related to the issuance of shares for investment banking fees. Non-operating income of $5,895 in 1996 was derived from debt forgiveness. The Company has no assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. As of October 31, 1995, the Company had no assets except approximately $76 in cash. The Company has no long-term liabilities and only modest short-term liabilities for accounts payable. Assets and cash available to the Company from its Management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

             Capital Resources. The Company has no commitment for any capital expenditure and forsees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it make or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys, accountants and its transfer agent. In regard to a proposed acquisition, the Company intends to require the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, including travel, lodging, postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit. In this event, such expenses can only be covered if affiliates of the Company loan or contribute the necessary capital to the Company (which is not assured) or if the Company is otherwise able to raise funds from third parties. The officers and directors of the Company intend to fund such expenses until such time as a suitable acquisition is located.

             The Company has no current intention of making a public offering of its securities but will investigate the feasibility of raising capital in one or more private transactions, if needed. The Company cannot assess the likelihood of raising any such capital or of obtaining loans. No source of funding or capital has been identified, and the Company has no credit or means to obtain a loan.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows.

          Name            Age                Position

        Dempsey K. Mork       55          President, Chief Financial Officer and
                                          Director
        Randall Baker         53          Vice President, Secretary and Director
        Robert Filiatreaux    66          Director

        Dempsey K. Mork, age 55, has been president and a director since February 1996. He has been
Secretary/Treasurer of Development Bancorp, Ltd. since December 1992 and President and Director of AG Holdings,
Inc. since September 1993. He is president of Magellan Capital Corporation, a merger and acquisition firm.

        Randall A. Baker. Mr. Baker is 53 years old. He attended the University of Minnesota. After a tour in the
United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific
Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los
Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition firm.

        Robert Filiatreaux. Mr. Filiatreaux is 66 years of age and has been engaged in international business for the past 27 years. He attended school in Wisconsin where he received his degree from the University of Wisconsin.
During the Korean Conflict Mr. Filiatreaux served a three year tour of duty in the US Air Force.  The majority of
international business experience came from the airline industry where Mr. Filiatreaux worked for many years in various executive capacities in sales and marketing. Mr. Filiatreuax has worked and traveled to over 55 countries
and is currently an associate in the merger and acquisition firm of Magellan Capital Corporation of Indian Wells,
California.

        Dempsey Mork did not file a Form 4 with respect to the months of February and October 1996.

Item 10. EXECUTIVE COMPENSATION

            No compensation was paid in fiscal 1996.

            On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

            Directors currently receive no compensation for their duties as directors.

            In August of 1993, the Company's Board of Directors adopted the 1993 Employee Stock Compensation

Plan, the 1993 Incentive Stock Option Plan and the 1993 Non-Statutory Stock Option Plan, all described below. Otherwise, the Company does not have in force any pension, profit-sharing, stock appreciation or bonus or other benefit plans, although such plans may be adopted in the future.

            1993 Employee Stock Compensation Plan. The Company has adopted an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administrated by the Board of Directors. 100,000 shares of common stock were issued under the ESC Plan to Company counsel.

            1993 Incentive Stock Option Plan. The Company has adopted an Incentive Stock Option Plan for key employees (the "ISO Plan"). The Company has reserved a maximum of 500,000 Common Shares to be issued upon the exercise of options granted under the ISO Plan. The ISO Plan is intended to qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the ISO Plan at exercise prices at least equal to the fair market value per share of the Common stock on the respective dates of grant and will be subject to the limitations provided by the Code. However, options may be granted to employees who own more than 10% of the outstanding shares of the Company of all classes or any parent or subsidiary thereof (a "Significant Shareholder") only at an option price which on the date granted is at least 110% of the fair market value of the Common Stock. With respect to options granted pursuant to Section 422, employees will not recognize taxable income upon either the grant or exercise of such options. The Company will not be entitled to any compensating deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The ISO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the ISO Plan, and none may be granted unless and until it has been approved by the shareholders.

            1993  Non-Statutory  Stock  Option  Plan.  The Company had adopted a
Non-Statutory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "NSO Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the exercise of options granted under the NSP Plan. The NSO Plan will not qualify as an "incentive stock option" plan under Section 422 A of the internal Revenue Code of 1986, as amended. Options will be granted under the NSP Plan at exercise prices to be determined by the Board of Directors or other NSO Plan administrator. With respect to options granted pursuant to the NSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The NSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the NSO Plan.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of February 28, 1997.

                                                                      Percentage
               Name of                           Number of        of Outstanding
             Stockholder                       Shares Owned         Common Stock

            Dempsey K. Mork(1)(2)                   210,167                96.2%

            Randy Baker(1)                               --                  --

            Robert Filiatreaux(1)                        --                  --

            All officers and directors
            as a group (3 persons)                  210,167                96.2%



(1)      The address of this person is c/o of the Company.
(2) Includes 10,167 shares owed by Magellan Capital Corporation, a corporation controlled by Mr. Mork.

Item 12. Certain Relationships and Related Transactions.

          In February 1996 the Company issued 200,000 shares to and affiliated party, Dempsey K. Mork for investment banking services rendered in connection with a proposed acquisition. In addition on October 31, 1996, the Company issued 10,167 shares for payment of expenses to Magellan Capital Corporation with which Mr. Mork is affiliated and issued 1,000 shares to Eric J. Sunsvold, a former officer and director, for cash of $500.

         Effective as of October 31, 1995, the Company issued an additional 55 common shares to Eric J. Sunsvold in consideration of an additional $1,863 of Company expenses which he paid, bringing his holdings in the Company to 530 shares. On October 21, 1994, the Board of Directors of the Company resolved to purchase 450 of its common shares owned by Thomas J. Loguin (a former officer and director of the Company), in a private transaction for the cash sum of $1,000. These shares subsequently were purchased and cancelled by the Company.

         On March 13, 1986, the Company consented to the entry of a permanent injunction against it by the United States District Court for the District of Denver in an action brought by the Securities and Exchange Commission against the Company, Thomas J. Olguin (currently a significant shareholder and a former officer and director of the Company) and Helmut Gaensel. This order permanently enjoins the Company from violating certain provisions of the Securities Exchange Act of 1934, as amended, and certain rules promulgated thereunder, and from making any untrue or misleading statements of fact in connection with the sale of securities of the Company or any other issuer. In consenting to entry of the injunctive order, the Company neither admitted nor denied any of the factual allegations of the Securities and Exchange Commission's complaint.

         Unless otherwise noted, all share information in Parts I, II and III has been adjusted for a stock split effected in March 1997.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits, if any, marked with an asterisk (*) are filed with this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with report upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean Gaensel Gold Mines, Inc.

         3.       Articles and Bylaws
                  3.1 Articles of Incorporation of Chatham Energy Corporation, incorporated by reference to registration statement on Form S-18 of Chatham Energ
 Corporation, file no. 2-75288-
                           NY.
                  3.2 Articles of Amendment of Chatham Energy Corporation (changing name to World Technologies and Trading Company), incorporated by reference to Exhibit 3.2 to Form 10-KSB for fiscal year ended October 31, 1991.
                  3.3 Articles of Amendment of World Technologies and Trading Company (changing name to Gaensel Gold Mines, Inc.) to be provided by amendment.
                  3.4 Bylaws of the Company adopted August 31, 1993, incorporated by reference to Exhibit

                           3.4 to Form 10-KSB for fiscal year ended October 31, 1991.

         4.       Instruments Establishing Rights of Security Holders
                  4.1 Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.1 to Form 10-KSB for fiscal year ended October 31, 1991.

         10.      Material Contracts
                  10.1 1993 Employee Stock Compensation Plan of the Company, incorporated by reference to Exhibit 10.1 to Form 10-KSB for fiscal year ended October 31, 1991.
                  10.2 1993 Incentive Stock Option Plan of the Company, incorporated by reference to Exhibit 10.2 to Form 10-KSB for fiscal year ended October 31, 1991.
                  10.3 1993 Non-Statutory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.3 to Form 10-KSB for fiscal year ended October 31, 1991.

         (b) Reports on Form 8-K. None were filed by the Company during the fourth fiscal quarter ended
October 31, 1996.

         (c) Financial Statements and supplementary data. See page F-1 fo financial statements index.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 24, 1997.


                                                        GAENSEL GOLD MINES, INC.


                                                      By:    /s/ Dempsey K. Mork
                                                                Dempsey K. Mork
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March ___, 1997.



By:     /s/ Dempsey K. Mork      President, Chief Financial Officer and Director
        Dempsey K. Mork          (chief executive, financial and accounting
                                  officer)


By:     /s/ Randall Baker        Secretary and Director
        Randall Baker


By:     /s/ Robert Filiatreaux    Director
        Robert Filiatreaux

                                      GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                           Index to Financial Statements


                                                                                                               Page

Independent auditors' reports.............................................................................      F-2

Consolidated balance sheet, as of October 31, 1996........................................................      F-3

Consolidated statements of operations,  for the years ended October 31, 1996 and
1995 and from September 13, 1981 (inception)
through October 31, 1996 (unaudited)......................................................................      F-4

Consolidated  statements of cash flows, for the years ended October 31, 1996 and
1995 and from September 13, 1981 (inception)
through October 31, 1996 (unaudited)......................................................................      F-5

Consolidated statements of shareholders' deficit,
September 13, 1981 (inception) through
October 31, 1996 (unaudited)..............................................................................      F-6

Summary of significant accounting policies................................................................     F-10

Notes to financial statements.............................................................................     F-11



Board of Directors
Gaensel Gold Mines, Inc. and subsidiary


                                           INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Gaensel Gold Mines, Inc. and subsidiary (a development stage company) as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended October 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaensel Gold Mines, Inc. and subsidiary as of October 31, 1996, and the results of its consolidated operations and its cash flows for the years ended October 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Company has suffered recurring losses from development stage activities and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note G. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Cordovano and Company, P.C.
Denver, Colorado
January 11, 1997


                                      GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED BALANCE SHEET

                                                 October 31, 1996

                                                      ASSETS

CURRENT ASSETS
    Cash                                                                                         $            576

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable, trade                                                                      $          7,635
       TOTAL CURRENT LIABILITIES                                                                 $          7,635

CONTINGENCY (Note F)                                                                             $             --

SHAREHOLDERS' DEFICIT (Note D)
    Common stock, 50,000,000 shares authorized,
       $0.0001 par value; 2,183,790 shares
       issued and outstanding                                                                    $            218
    Additional paid in capital                                                                          3,471,741
    Deficit accumulated during development stage                                                      (3,479,018)
       TOTAL SHAREHOLDERS' DEFICIT                                                               $        (7,059)
                                                                                                 $            576
















                            See         accompanying   summary  of   significant
                                        accounting   policies   and   notes   to
                                        financial statements.



                                      GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   September 13,
                                                                                                       1981
                                                                                                    (Inception)
                                                                        Years Ended                   Through
                                                                        October 31,                 October 31,
                                                                  1996               1995              1996
NET SALES (Note C)                                          $             --   $            --   $         43,145

COSTS AND EXPENSES
    Oil and gas operations                                                --                --          3,366,630
    General and administrative                                       103,263             7,836            144,765
       LOSS FROM OPERATIONS                                        (103,263)           (7,836)        (3,468,250)

NONOPERATING INCOME (Note C)                                           5,895                --            174,198

INTEREST EXPENSE (Note C)                                                 --                --           (25,204)

NONOPERATING EXPENSE (Note C)                                             --                --          (159,695)
       NET LOSS                                             $       (97,368)   $       (7,836)   $    (3,478,951)

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                                    1,164,020            46,282            179,876

       NET LOSS PER SHARE                                   $          (.08)   $         (.17)   $        (19.34)













                See accompanying summary of significant accounting policies and notes to financial statements



                                      GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                   September 13,
                                                                                                       1981
                                                                                                    (Inception)
                                                                        Years Ended                   Through
                                                                        October 31,                 October 31,
                                                                  1996               1995              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $       (97,368)   $       (7,836)   $    (3,478,951)
Adjustments to reconcile net income (loss) to
    net cash used in continuing operations:
       Issuance of common stock to related party for
         payment of expenses and for services                        105,083                --            109,683
       Issuance of common stock for services                              --               210              1,647
       Issuance of common stock for property                              --                --          3,039,129
       Issuance of common stock to related party for debt                 --                --             30,000
       Issuance of common stock for debt                                  --                --             90,333
       Increase (decrease) in accounts payable                       (7,715)             4,832              7,636
         NET CASH USED IN
           OPERATING ACTIVITIES                                           --           (2,794)          (200,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquisition of land including subsequent
       gain on sale                                                       --                --           (75,000)
    Sale of land to related parties (Note B)                              --                --             75,000
    Acquisition and retirement of treasury sales                          --                --            (1,068)
    Issuance of common stock for cash and
       contributed capital                                               500             1,863            202,167
       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                            500             1,863            201,099

Net increase (decrease) in cash and cash equivalents                     500             (931)                576
Cash and cash equivalents at beginning of period                          76             1,007                 --
       CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                   $            576   $            76   $            576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                $             --   $            --   $         25,204
    Income taxes                                            $             --   $            --   $             --






                            See         accompanying   summary  of   significant
                                        accounting   policies   and   notes   to
                                        financial statements.


                                      GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENT OF SHAREHOLDERS' DEFICIT
                                    September 13, 1981 Through October 31, 1996
                                                    (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional       During
                                                                 Common Stock              Paid-in      Development
                                                          Shares          Par Value        Capital         Stage          Total


Shares issued for cash, September 17, 1981                      1,250   $         --    $      25,000  $          --  $       25,000
Shares issued for cash, September 17, 1981                         50             --            1,000             --           1,000
Shares issued for cash, September 17, 1981                         50             --            1,000             --           1,000
Shares issued for cash, September 17, 1981                         50             --            1,000             --           1,000
    Balance, October 31, 1981                                   1,400             --           28,000             --          28,000

Shares issued for cash, May 15, 1982                            5,363              1           96,499             --          96,500
Net loss                                                           --             --               --        (1,589)         (1,589)
    Balance, October 31, 1982                                   6,763              1          124,499        (1,589)         122,911

Shares issued for cash January 2, 1983                            400             --           38,750             --          38,750
Shares issued for oil and gas leases,
    at cost, May 12, 1983                                      12,072              1        3,016,128             --       3,016,129
Shares issued in exchange for debt, July 28, 1983               3,333             --           90,333             --          90,333
Shares issued in exchange for aircraft, at cost,
    July 28, 1983                                                 157             --           23,000             --          23,000
Net loss                                                           --             --               --    (3,227,400)     (3,227,400)
    Balance, October 31, 1983                                  22,725              2        3,292,710    (3,228,989)          63,723

Shares issued to related party for debt,
    July 31, 1984 (Note B) (unaudited)                            500             --           30,000             --          30,000
Shares issued for services, at cost,
    July 31, 1984 (unaudited)                                      30             --              937             --             937
Shares issued to related party for services
    at cost, July 31, 1984 (Note B) (unaudited)                 7,000              1              699             --             700
Capital contribution, October 21, 1984 (unaudited)                 --             --           13,800             --          13,800
Net loss (unaudited)                                               --             --               --      (254,379)       (254,379)
    Balance, October 31, 1984 (unaudited)                      30,235              3        3,338,146    (3,483,368)       (145,219)










         See accompanying summary of significant accounting policies and notes to financial statements.





                     GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF SHAREHOLDERS' DEFICIT, CONTINUED
                   September 13, 1981 Through October 31, 1996
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional       During
                                                                 Common Stock              Paid-in      Development
                                                          Shares          Par Value        Capital         Stage          Total
Acquisition and cancellation of shares,
    December 11, 1984 (unaudited)                             (6,809)            (1)               --              1              --
Shares issued to related party for services, at cost,
    November 1, 1984 (Note B) (unaudited)                      14,000              1            1,399             --           1,400
Shares issued to related party for services, at cost,
    November 1, 1984 (Note B) (unaudited)                         100             --              100             --             100
Shares issued for services, at cost,
    November 1, 1984 (unaudited)                                  100             --              100             --             100
Shares issued for services, at cost,
    November 1, 1984 (unaudited)                                  100             --              100             --             100
Shares issued for services, at cost,
    November 1, 1984 (unaudited)                                  100             --              100             --             100
Shares issued for services, at cost,
    November 1, 1984 (unaudited)                                  200             --              200             --             200
Net income (unaudited)                                             --             --               --        143,219         143,219
    Balance, October 31, 1985 (unaudited)                      38,046              3        3,340,145    (3,340,148)              --

Net income (loss) (unaudited)                                      --             --               --             --              --
    Balance, October 31, 1986 (unaudited)                      38,046              3        3,340,145    (3,340,048)              --

Shares issued to related party for services, at cost,
    July 31, 1987 (Note B) (unaudited)                          7,000              1              699             --             700
Net income (loss) (unaudited)                                      --             --               --          (700)           (700)
    Balance, October 31, 1987 (unaudited)                      45,046              4        3,340,844    (3,340,848)              --

Net income (loss) (unaudited)                                      --             --               --             --              --
    Balance, October 31, 1988 (unaudited)                      45,046              4        3,340,844    (3,340,848)              --

Shares issued to related party for services, at cost,
    July 31, 1989 (Note B) (unaudited)                          7,000              1              699             --             700
Net loss (unaudited)                                               --             --               --          (700)           (700)
    Balance, October 31, 1989 (unaudited)                      52,046              5        3,341,543    (3,341,548)              --






         See accompanying summary of significant accounting policies and notes to financial statements.





                     GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF SHAREHOLDERS' DEFICIT, CONCLUDED
                   September 13, 1981 Through October 31, 1996
                                   (Unaudited)
                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional       During
                                                                 Common Stock              Paid-in      Development
                                                          Shares          Par Value        Capital         Stage          Total
Net income (loss)                                                  --             --               --             --              --
    Balance, October 31, 1990                                  52,046              5        3,341,543    (3,341,548)              --

Shares issued for cash, January 15, 1991                       10,000              1            9,999             --          10,000
Net income (loss)                                                  --             --               --             --              --
    Balance, October 31, 1991                                  62,046              6        3,351,542    (3,341,548)          10,000

Shares issued to related party for services, at cost,
    January 15, 1992 (Note B)                                  10,000              1              999             --           1,000
Net loss                                                           --             --               --        (8,000)         (8,000)
    Balance, October 31, 1992                                  72,046              7        3,352,541    (3,349,548)           3,000

Shares issued for cash, October 19, 1993 (Note B)              20,000              2            6,873             --           6,875
Net loss                                                           --             --               --       (17,482)        (17,482)
    Balance, October 31, 1993                                  92,046              9        3,359,414    (3,367,030)         (7,607)

Acquisition and cancellation of shares,
    October 31, 1994 (Note B)                                (45,000)            (4)            (996)             --         (1,000)
Shares issued for cash, October 31, 1994 (Note B)              17,500              2            5,877             --           5,879
Net loss                                                           --             --               --        (6,784)         (6,784)
    Balance, October 31, 1994                                  64,546              7        3,364,295    (3,373,814)         (9,512)

Shares issued for cash, October 31, 1994 (Note B)               5,479             --            1,863             --           1,863
Shares issued for services, December 1, 1994                      300             --               30             --              30
Shares issued for services, February 22, 1995                   1,000             --              100             --             100
Shares issued for services, March 3, 1995                         800             --               80             --              80
Net loss                                                           --             --               --        (7,836)         (7,836)
    Balance, October 31, 1995                                  72,125              7        3,366,368    (3,381,650)        (15,275)

Shares issued for services, November 1, 1995 (Note B)2,000,000       200            99,800           --             100,000
Shares issued for cash, February 2, 1996                       10,000              1              499             --             500
Shares issued for payment of expenses,
    October 31, 1996 (Note B)                                  58,065              6            2,898             --           2,904
Shares issued for payment of expenses,
    October 31, 1996 (Note B)                                  43,600              4            2,176             --           2,180
Net loss                                                           --             --               --       (97,368)        (97,368)

                                                            2,183,790            218        3,471,741    (3,479,018)         (7,059)

*Restated for 1 to ten reverse split on July 31, 1984 and 1 to 100 reverse split on February 26, 1996 (Note D)

         See accompanying summary of significant accounting policies and notes to financial statements.

                     GAENSEL GOLD MINES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                October 31, 1996

Basis of presentation
The accompanying consolidated financial statements include the transactions of Gaensel Gold Mines, Inc. and Aliqout Energy, Inc., a wholly owned subsidiary of Gaensel Gold Mines, Inc. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Development stage company
Gaensel Gold Mines, Inc. is in the development stage in accordance with SFAS No
 7.  Its business plan is to
search for, evaluate and consummate a merger with or acquisition of, a private company.

Cash equivalents
For financial accounting purposes and the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Net income (loss) per share
Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission. Such rules require that any shares sold at a nominal value prior to a public offering, should be considered outstanding for all periods presented.

Note A:      Nature of organization
             Gaensel Gold Mines, Inc. and subsidiary (the Company) (Formerly World Technologies & Trading Company and prior the Chatham Energy Corporation) was incorporated in Nevada on September 13, 1981, for the purposes of providing consultation to companies and individuals engaged in the extractive industries. Planned principal operations commenced on 1982 with the development of oil and gas wells in Texas, as Chatham Energy Corporation and through its wholly owned subsidiary, Aliqout Energy, Inc. and during 1983, in Kentucky, as World Technologies & Trading Company. However, there has been no significant revenues therefrom. During 1983, the Board of directors decided to discontinue oil and gas development operation and after restructuring, prepared plans to enter the gold mining industry. These plans were never carried out. During 1985, the Securities and Exchange commission initiated an investigation into certain financial statements filed during 1984 which contained questionable gold mine assets. In 1986, without admitting or denying guilt, both the Company and its president consented to the entry of a permanent injunction against the Company by the United States District Court for the District of Denver in an action brought by the SEC against the Company. The Company has been an "inactive shell" since the SEC investigation. During 1992, the Company commenced another restructuring and is searching for a merger with or acquisition of, a privately owned company. The Company is in the development stage in accordance with SFAS No. 7 and is in effect, a blind pool company.

Note B:      Related party transactions
             The Company is utilizing office space on a rent-free basis from the
             president.   The  Company  does  not   anticipate   changing   this
             arrangement until the Company's operations have commenced.

             During the year ended October 31, 1996, the Company issued to an affiliate 2,000,000 shares of the Company's $.0001 par value common stock in exchange for investment banking services, related to a failed acquisition. In addition, the Company issued 111,665 shares of the Company's $.0001 par value common stock to certain shareholders and affiliates in exchange for the payment of expenses on behalf of the Company.

             Effective on October 31, 1995, the Company issued to a shareholder 547,941 shares of the Company's $.0001 par value common stock in exchange for the payment of expenses totalling $1,863.

             On December 1, 1994, the Company issued to a shareholder 30,000 shares of the Company's $.0001 par value common stock in exchange for services performed.

             Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.

             Effective on October 31, 1994, the Company issued to a shareholder 1,750,000 shares of the Company's $.0001 par value common stock in exchange for the payment of expenses totalling $5,879.

             On October 21, 1994, the Company resolved to buy back and subsequently cancel the 4,500,000 shares of the Company's $.0001 par value common stock held by the Company's ex-president for $1,000.

             On October 19, 1993, the Company issued to a shareholder 2,000,000 shares of the Company's $.0001 par value common stock in exchange for the payment of expenses totalling $6,975.

             On January 15, 1992, the Company issued to the president (and controlling shareholders) 1,000,000 shares of the Company's $.0001 par value common stock in exchange for services performed. Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.


             On July 31, 1989, the Company issued to the president (and controlling shareholder) 700,000 shares of the Company's $.0001 par value common stock in exchange for services performed. Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.

Note B:      Related party transactions, continued
             On July 31, 1987, the Company issued to the president (and controlling shareholder) 700,000 shares of the Company's $.0001 par value common stock in exchange for services performed. Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.

             On November 1, 1984, the Company issued to the president (and controlling shareholder) 1,400,000 shares of the Company's $.0001 par value common stock in exchange for services performed. Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.

             On July 31, 1984, the Company issued to the president (and controlling shareholder) 700,000 shares of the Company's $.0001 par value common stock in exchange for services performed. Those shares were valued at the estimated cost of the services performed in the accompanying consolidated financial statements.

             On April 12, 1984, the Company sold to the President of the Company and to the Chairman of the Board of Directors land, costing $57,000, for $75,000.

             During 1984, a shareholder advanced the Company $30,000 for working capital and on July 31, 1984, this debt was repaid with 50,000 shares of the Company's $.0001 par value common stock.

             During 1983, a shareholder advanced the Company $2,000 which was repaid during November 1983.

Note C:      Withdrawal from oil and gas businesses
             Effective October 31, 1984, the Company ceased development activity and effectively withdrew from the oil and gas businesses. The following condensed, consolidated results of operations of are included in loss from operations:


                                                                  1982          1983         1984       Combined
             Net sales and gross revenues                      $        --   $   35,436   $     7,709  $    43,145
             Cost and expense
                 Selling, general and administrative                 (797)   (3,261,125)    (104,708)  (3,366,630)
             Nonoperating income                                     6,576        5,442       156,285      168,303
             Interest expense                                      (7,368)      (4,253)      (13,583)     (25,204)
             Nonoperating expense                                       --      (2,900)     (156,795)    (159,695)
                 Net loss                                      $   (1,589)   $(3,227,400) $ (111,092)  $(3,340,081)

             The above condensed, consolidated results of operations include nonoperating income resulting from the effect of the statute of limitations on certain trade and notes payable totalling $145,219 and does not include accrued interest on this indebtedness for the periods presented.

NOTE D:      Shareholders' deficit
             Public offering
             On February 15, 1982, the Company, through a prospectus, offered 10,000,000 of its $.0001 par value shares of common stock to the public at $.01 per share. The offering closed on May 15, 1982. The Company issued 536,253 (restated for the effects of a 1 for ten stock split) shares and realized $96,500 after deducting commissions and other costs of the offering from the proceeds.

NOTE D:      Shareholders' deficit, continued

             Reverse stock split, July 1984
             Effective July 31, 1984, the Board of Directors declared a 1 for ten reverse stock split. All common shares reflected in the accompanying consolidated financial statements have been restated.

             Reverse stock split, April 1996
             Effective  April 1996, the Board of Directors  declared a 1 for ten
             reverse   stock  split.   All  common   shares   reflected  in  the
             accompanying consolidated financial statements have been restated.

             Capital shares reserved
             As of October 31, 1996, 4,500,000 shares of common stock were reserved for issuance under option and award plans. There are one million shares of common stock authorized to be awarded to employees through August 1998. In addition, three million shares of common stock were reserved for issuance to employees, directors, consultants and affiliates under a non-statutory stock option plan and 500,000 shares of common stock were reserved for issuance to officers and key employees under an incentive stock option plan. Under the terms of the plans, options are granted at the fair market value of the stock at the grant date and the options expire in ten years from the date of the grant. As of October 31, 1996, 2 million shares had been awarded or granted to consultants.

             Accumulated deficit during development stage
             Following  is  a  summary  of   accumulated   deficit   during  the
development stage as of October 31, 1996:

             Deficit accumulated during development of oil and gas operations
                 (September 13, 1981, inception, through October 31, 1984)                             $ 3,340,081
             Deficit accumulated during restructuring
                 (November 1, 1984 through October 31, 1996)                                               138,870
                                                                                                        $ 3,478,951

Note E:      Income taxes
             At October 31, 1996 and 1995, deferred taxes consisted of:

                                                                                                October 31,
                                                                                             1996          1995
             Deferred tax assets, net operating loss carryforward                         $    36,216  $    36,041
             Deferred tax liabilities                                                              --           --
             Valuation allowance                                                             (36,216)     (36,041)
                 Net deferred taxes                                                       $        --  $        --

             The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The Company has available, as of October 31, 1996, unused Federal and State operating loss carryforwards of approximately $141,061 and $141,061, respectively, which expire through the years 2010 and 2010, respectively. The loss carryforwards may not be available to the Company should its line of business (extractive) or its ownership change substantially.

Note F;      Contingencies
             The statute of limitations has expired on the Company's trade payables and notes payable totalling $107,336 and $37,883 respectively, as of December 31, 1984. The statute bars the remedy but not the right of creditors to use the courts in debt recovery matters and effectively prevents the creditors from pursuing collection activities. Accordingly, the consolidated financial statements include the nonoperating income resulting from the effect of the statute. The accompanying consolidated financial statements do not include accrued interest on any indebtedness for the periods presented.

Note G;      Going concern
             As of October 31, 1996, the Company had no operations. Management is evaluating a plan to raise working capital and search for and consummate a merger with or acquisition of, a private company. There is no assurance that a suitable candidate will be found. Various shareholders inject cash into the Company as needed to pay for operating expenses. Management plans to continue this arrangement until such time as a merger or acquisition, if ever, is consummated.