Form 10QSB
period 1997-01-31
GAENSEL GOLD MINES INC
filed 1997-06-13
CIK 357049

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-12825

                                            GAENSEL GOLD MINES, INC.
                          (Exact Name of Registrant as specified in its Charter)



            Nevada                                                    84-0916272
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                      fication No.)

             45110 Club Drive, Suite B, Indian Hills, California          92210
(Address of Principal Executive Offices)                             (Zip Code)

                                                 (619) 360-1042
                   (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock                                                             218,379
Title of Class                                      Number of Shares outstanding
                                                            at January 31, 1997

No Exhibits included.


                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                              April 30,           October 31,
                                                                                                1997                 1996

ASSETS - Cash                                                                                 $     576             $     576



                                                                                               $    576           $       576
                                                                                               ========           ===========




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES - Accounts payable                                                         $  7,635               $ 7,635

STOCKHOLDERS' EQUITY
    Common stock                                                                                    218                   218
    Additional paid in capital                                                                3,471,741             3,471,741
    Deficit accumulated during development stage                                            (3,479,018)           (3,479,018)
                                                                                            -----------           ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                     (7,059)               (7,059)
                                                                                              --------               -------

                                                                                              $     576              $    576
                                                                                              =========              ========

                                 See accompanying Notes to Financial Statements





                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                            FOR THE THREE                FOR THE THREE               (SEPT.13, 1981)
                                                            MONTHS ENDED                 MONTHS ENDED                      TO
                                                          JANUARY 31, 1996             JANUARY 31, 1997             JANUARY 31, 1997
                                                          ----------------             ----------------             ----------------


REVENUES                                                  $            -0-              $           -0-              $        43,145

COSTS AND EXPENSES
  Loss From Operations                                                                                                     3,366,630
  Non Operating Income                                                                                                       174,198
  Interest (expense)                                                                                                        (25,204)
  Non Operating Expense                                                                                                    (159,695)

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                    $                             $                            $   (3,478,951)

LOSS PER COMMON SHARE                                     $            nil              $           nil              $           nil


                                 See accompanying Notes to Financial Statements



                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                        FOR THE THREE             FOR THE THREE
                                                                                        MONTHS ENDED              MONTHS ENDED
                                                                                      January 31, 1996          January 31, 1997
                                                                                      ----------------          ----------------

Net Loss

   CASH USED BY OPERATING ACTIVITIES

Cash flows from financing activities
  Issuance of Common Stock
INCREASE (DECREASE) IN CASH

CASH BALANCE - BEGINNING                                                                                                 576
CASH BALANCE - ENDING                                                                $                           $       576


                                 See accompanying Notes to Financial Statements

                                             GAENSEL GOLD MINES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 January 31, 1997


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1997, the results of operations for the three months ended January 31, 1996 and 1997, and the cash flows for the three months ended January 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1996 included in the Company's Form 10-KSB.

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


Date:     February 6, 1997                             By:   /s/ Dempsey K. Mork
          --------------------------                        --------------------
                                                                 Dempsey K. Mork
                                              President (chief financial officer
                             and accounting officer and duly authorized officer)