Form 10QSB
period 1997-04-30
GAENSEL GOLD MINES INC
filed 1997-06-24
CIK 357049

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-12825

                                            GAENSEL GOLD MINES, INC.
                          (Exact Name of Registrant as specified in its Charter)



            Nevada                                                   84-0916272
(State or other Jurisdiction                          I.R.S. Employer Identi-
Incorporation or Organization                                      fication No.)

    45110 Club Drive, Suite B, Indian Hills, California                   92210
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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock                                                          1,018,379
Title of Class                                     Number of Shares outstanding
                                                               at April 30, 1997

No Exhibits included.


                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                              April 30,           October 31,
                                                                                                1997                 1996

CURRENT ASSETS


    Cash                                                                                 $       18,876          $        576
    Stock Subscription Receivable                                                                   800
    Prepaid Rent                                                                                  1,997

    Total Current Assets                                                                 $       21,673          $        576

OTHER ASSETS

    Property and Equipment, net                                                                 155,057
    Intangible Assets                                                                                 1

TOTAL ASSETS                                                                                    177,631                   576


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

    Accounts payable                                                                     $        7,635          $      7,635
    Accrued Expenses                                                                              3,000

TOTAL LIABILITIES                                                                        $       10,635          $      7,635

STOCKHOLDERS' EQUITY
    Common stock                                                                                  1,018                   218
    Additional paid in capital                                                                  560,862             3,471,741
    Deficit accumulated during development stage                                              (394,884)           (3,479,018)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                     166,996               (7,059)
                                                                                         $      177,631          $        576

                                 See accompanying Notes to Financial Statements




                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                FOR THE SIX         FOR THE SIX      FOR THE THREE    FOR THE THREE
                                               MONTHS ENDED        MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                              APRIL 30, 1996      APRIL 30, 1997    APRIL 30, 1996   APRIL 30, 1997
                                              --------------      --------------    --------------   --------------


REVENUES                                    $            -0-   $           -0-    $           -0-    $

COSTS AND EXPENSES
  Selling, General and Administrative              (100,000)            11,917          (100,000)            11,917
  Non Operating Income
  Interest (expense)
  Non Operating Expense

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                      $      (100,000)   $        11,917    $     (100,000)    $       11,917

LOSS PER COMMON SHARE                       $          (.10)   $         (.02)    $         (.10)    $        (.02)


                                 See accompanying Notes to Financial Statements



                            GAENSEL GOLD MINES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                        FOR THE SIX            FOR THE SIX         FOR THE THREE       FOR THE THREE
                                                       MONTHS ENDED           MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                                      APRIL 30, 1996         APRIL 30, 1997       APRIL 30, 1996      APRIL 30, 1997
                                                      --------------         --------------       --------------      --------------

Net Loss                                                     (100,000)             (283,785)            (100,000)          (283,785)
Adjustments -
  shares issued for services                                   100,000                                    100,000

Increase in Accrued Expenses                                                           3,000                                   3,000
Increase in Prepaid Rent                                                               1,997                                   1,997
Increase in Stock Subscription Receivable                                                800                                     800

   CASH USED BY OPERATING ACTIVITIES
Cash Flow from Investing activities
  Acquisition of property and
  equipment in acquisition                                                         (155,957)                               (155,957)
Cash used by investing activities                                                  (155,957)                               (155,957)

Cash flows from financing activities
  Issuance of Common Stock                                                           415,645                                 415,645
INCREASE (DECREASE) IN CASH                                                           18,300                                  18,300

CASH BALANCE - BEGINNING                                                                 576                   76                576
CASH BALANCE - ENDING                                $                       $        18,876     $             76      $      18,876


                                 See accompanying Notes to Financial Statements

                                             GAENSEL GOLD MINES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  April 30, 1997


1.       General

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at April 30, 1997, the results of operations for the three and six months ended April 30, 1996 and 1996, and the cash flows for the three and six months ended April 30, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1996 included in the Company's Form 10-K.

         The results of operations for the three and six months ended April 30, 1997, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 1997.

2.       Shareholder's Equity

         The Company effected a 1-for-100 reverse stock split in February 1997 and issued 800,000 additional shares to acquire Lifeline Medical Information Systems, Inc. ("Lifeline").

3.       Acquisition

         The acquisition of Lifeline has been accounted for as a reverse acquisition. The basis for the acqusition in transfer of assets from Lifeline to Gaensel per the audited statements of Lifeline as of April 1997. The results of operations for the periods ended April 30, 1997 include the operations of Lifeline in April 1997.
         The following is pro forma information regarding Lifeline:




                     GAENSEL GOLD MINES, INC. & SUBSIDIARIES
                      CONSOLIDATED PRO FORMA BALANCE SHEET
                              AS OF APRIL 30, 1997

To reflect acquisition of Lifeline Medical Information Systems, Inc.


                                                                   Gaensel          Lifeline              (1)
                                                                    Gold             Medical           Pro Forma
                                                                 Mines, Inc.       Information       Consolidation     Consolidated
                                                                & Subsidiary      Systems, Inc.       Adjustments        Pro Forma
     ASSETS
Current Assets
Cash                                                         $             576   $            --    $            --   $          576
Account Receivable Related Party                                            --            10,017                 --           10,017
     Total Current Assets                                                  576            10,017                 --           10,593

Property & Equipment, Net                                                   --           143,878                 --          143,878

Other Assets
Intangibles                                                                 --                 1                 --                1
Deposits                                                   --                 31,997              --               31,997
Organization Costs - Net                                                    --               491                 --              491
Investment in Lifeline Common Stock                                      50(3)                --              50(4)               --
     Total Other Assets                                                     50            32,489               (50)           32,489
         TOTAL ASSETS                                        $             626   $       186,384    $          (50)   $      186,960
     LIABILITIES & EQUITY
Current Liabilities
Accounts payable                                                         7,635             4,732                 --           12,367
     TOTAL LIABILITIES                                                   7,635             4,732                 --           12,367

     SHAREHOLDERS' EQUITY
Capital Stock
     Preferred                                                              --                --                 --               --
     Common                                                           1,018(2)                50              50(4)            1,018
         Total Capital Stock                                             1,018                50                 50            1,018

Shareholders' Earnings (Deficit)
     Paid-in Capital                                                   (8,027)           193,519                 --          185,492
     Accumulated Earnings (Deficit)                                       (--)          (11,917)                 --         (11,917)
         Total Shareholders'
           Retained Earnings (Deficit)                                 (8,027)           181,602                 --          173,575

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (7,009)           181,652                 50          174,593

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                  $             626   $       186,384    $            50   $      186,960





                              The accompanying notes are an integral part of the
financial statements.


                    GAENSEL GOLD MINES, INC. & SUBSIDINARIES
                     CONSOLIDATED PRO FORMA INCOME STATEMENT
                              AS OF APRIL 30, 1997
                                To reflect acquisition of Lifeline Medical Information Systems, Inc.


                                               For the Six Months Ended                         For the Six Months Ended
                                                    April 30, 1997                                   April 30, 1996
                                        Gaensel        Lifeline          Total           Gaensel        Lifeline           Total
                                                                                                           N/A
Net Sales                            $          --   $          --    $         --    $          --   $                $          --

Cost of Goods Sold                              --              --              --               --                               --
     Gross Profits                              --              --              --               --                               --

General, Adminsitrative
     and Selling Expenses                       --          11,917          11,917          100,000                          100,000

Operating Income (loss)                         --        (11,917)        (11,917)        (100,000)                        (100,000)

Income (Loss) Before
     Taxes and Extraordinary
     Items                                      --        (11,917)        (11,917)        (100,000)                        (100,000)

Invome Taxes (Benefit)                          --              --              --               --                               --

Income (Loss) Before
     Extraordinary Items                        --        (11,917)        (11,917)        (100,000)                        (100,000)

Extraordinary Items -
     Non Operating Income                       --              --              --               --                               --

NET INCOME (LOSS)                    $          --   $    (11,917)    $   (11,917)    $   (100,000)                    $   (100,000)

Income (Loss) Per Share                                               $    (0.019)

Weighted Average Number
     of Shares                                                            618,379*

**Reflects 1 for 10 Gaensel
     reverse Common Stock Split
     Shares Outstanding:
         @ 10/31/96 year end             218,379**
         @ 04/31/97                      1,018,379   (Includes 800,000 shares
                                         issued for Lifeline Medical Information
                                         Systems, Inc.
Avg. Number of Shares 04/30/97            618,379*   Acquisition







                              The accompanying notes are an integral part of the
financial statements.


                     GAENSEL GOLD MINES, INC. & SUBSIDIARIES
           CONSOLIDATED PRO FORMA ADJUSTMENTS TO SHAREHOLDERSAE EQUITY
                              AS OF APRIL 30, 1997
                                 To reflect acquisition ofLifeline Medical Information Systems, Inc.


                                                                                         Paid-in        Retained           Total
                                                        Number          Capital          Capital        Earnings          Equity
                                                       of Shares         Stock           Surplus         (Loss)          (Deficit)
Gaensel Gold Mines, Inc.
Parent Company Restated for
     acquisition of Lifeline
     Common Stock & Equity                             1,018,379**    $   1,018(2)    $  (8,027)(2)              --    $     (7,009)
     *Includes 800,000 shares issued
     for acquisition of Lifeline in
     exchange for 50,000 shares of
     Lifeline Common Stock carried
     as an Investment/Other Assets
     on Gaensel's books)

Lifeline Medical Information
  Systems, Inc.
     Common Stock & Equity                                  50,000              50          193,519        (11,917)          181,652

Adjustments/Eliminations for
04/30/97 Consolidated Financials
--   Eliminate Lifeline Common
     Stock 50,000 shares @ $0.001/sh                      (50,000)         (50)(4)               --              --             (50)

ADJUSTED CONSOLIDATED SHAREHOLDERS'
EQUITY APRIL 30, 1997 AFTER
ACQUISITION OF LIFELINE MEDICAL
INFORMATION SYSTEMS, INC.                                1,018,379    $      1,018    $     185,492   $    (11,917)    $     174,593




















                              The accompanying notes are an integral part of the
financial statements.

                                      GAENSEL GOLD MINES, INC. & SUBSIDIARIES
                            NOTES TO CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS
                                               AS OF APRIL 30, 1997
            To reflect acquisition of Lifeline Medical Information Systems, Inc.


     The following notes pertain to the the preparation of the Consolidated Pro Forma Financial Statements for Gaensel Gold Mines, Inc. (The Parent Company) and Lifeline Medical Information Systems, Inc. (A Wholly Owned Subsidiary of Gaensel Gold Mines, Inc.).

1.   Pro Forma Adjustments
     The consolidation adjustments pertain to the Balance Sheet Consolidation (Page 2 of these statements) and the Shareholders' Equity Statement (Page 4 of these statements).

2.   Adjustments to Gaensel Gold Mines Capital Stock
     The Gaensel Gold Mine Common Stock Account has been adjusted to reflect corrections in prior years' par value errors (from $0.0001/sh to $0.001/sh). The offsets to the Capital Stock Account adjustments were made to the Paid-in Capital Surplus Account.

3.   Setup of Gaensel's Investment In Lifeline
     The original entry on Gaensel's books was a debit to Subscription Receivable for $800.00 with the corresponding credit to Gaensel Common Stock Account for $800.00 for the acquisition of Lifeline. This entry was to record the issuance of the 800,000 shares of Gaensel Common Stock in exchange for all of the outstanding shares of Lifeline Common Stock. The value of the acquired Lifeline 50,000 shares outstanding was $50.00; the $750.00 difference went to the Gaensel Paid-In Capital Surplus Account

4.   Elimination of Lifeline Common Stock
     This entry was required as part of the consolidation process in view of the fact that Gaensel Gold Mines now owns all of the shares of Lifeline Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

     The Company has no operations prior to the acquisition of Lifeline Medical Information Systems, Inc. on March 31, 1997, for 800,000 shares of common stock. Lifeline has not generated revenues from operations. The loss from March 31, 1997 to April 30, 1997 was $11,917. The Company's need to finance its operating deficit will be funded by an officer and director.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         See Item 2.

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A Form 8-K dated March 31, 1997 was filed to report the acquisition of Lifeline Medical Information Systems, Inc.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     June 18, 1997                               By:   /s/ Dempsey K. Mork

                                                     Dempsey K. Mork
                                                     President (chief financial
                                                      officer and accounting
                                      officer and duly authorized officer)