Form 10-Q
period 1997-07-31
GAENSEL GOLD MINES INC
filed 1997-09-15
CIK 357049

<
                       SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549                       Page 1 of 7 Sequentially
            FORM 10-Q                                    Numbered Document

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1997

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

No Exhibits included.

GAENSEL GOLD MINES,  INC. & SUBSIDIARY
(A Company in the Development Stage)
 BALANCE SHEET

                            July 31,                                 April
30
                ASSETS    1997                                       1997

CURRENT ASSETS
Cash and Equivalents$       10,048                                $    18,876
Stock Subscription Receivable800                                           800
Prepaid Rent                 1,997                                        1,997
Deposits                    30,000
   -
                            --------                                   --------
      Total Current Assets $       42,845                        $     21,673

OTHER ASSETS
Property & Equipment - Net                      136,564                 155,957
Intangibles                                    1                          1
Organization  Costs - Net                         466                         -

                                              --------                 --------
     Total Other Assets                        137,031                  155,598
                                             --------                  --------
TOTAL  ASSETS        $     179,876                                 $    177,631
                                         ========                       =======
LIABILITIES & STOCKHOLDERSAE EQUITY <DEFICIT>
CURRENT LIABILITIES
Accounts Payable                               $        7,635    $        7,635
Accrued Expenses                                       4,732         3,000
Advamces Related Parties                          12,861                      -
                                                --------               --------
      TOTAL LIABILITIES                 $      25,228           $       10,635

 STOCKHOLDERSAE EQUITY
 Common  Stock                                          1,018             1,018
Additional paid in capital                        560,862               560,862
<Deficit> accumulated during
   development stage                             < 407,232>          < 394,884>

      TOTAL STOCKHOLDERAES           _______                      ________
      TOTAL EQUITY                              154,648              166,996


TOTAL LIABILITIES AND
   STOCKHOLDERSAEEQUITY         $   179,876                    $      177,631
                                  =========                       =========
See accompanying Notes to Financial Statements
- 2 -
 GAENSEL GOLD MINES, INC. & SUBSIDINARY
(A Company in the Development Stage)
STATEMENT OF 0PERATIONS

                            For Three Months Ended   For Nine Months Ended
                           July 31,                         July 31,
                1997                1996                1997      1996
              ---------------------                      -------------------
REVENUES $        -               -                $           -          -
           -------            --------             --------            --------
COSTS AND EXPENSES
   Selling, General and
     Administrative    20,745  -               32,662                 100,000
                     -------             --------             --------  --------
 INCOME <LOSS> FROM
   OPERATIONS    $< 20,745>       -      $ <  32,662>                  <100,000>

NON OPERATING
  INCOME                -                        -                             -
          -

INTEREST INCOME
 <EXPENSE>            -                        -                              -
          -

NON OPERATING
 <EXPENSE>       -                        -                              -

          -
                 -------              --------             --------
--------
NET INCOME <LOSS>
ACCUMULATED DURING
DEVELOPMENT STAGE   $< 20,745>                   -     $<   32,662>   <100,000>
                     ======             =======              =======
=======
Income <Loss> Per Share     $<  0.02>   -    $  <  0.03>      $ <0.05>
                        ======             =======               =======
=======
Weighted  Average Number
     of Shares      1,018,379             1,018,379                1,018,379
2,072,925    ======               =======                =======
=======

  Shares Outstanding1,018,379  2,079,925           1,018,379     2,072,925
                      =======            =======                 =======
=======

See accompanying Notes to Financial Statements
- 3 -
 GAENSEL GOLD MINES, INC. & SUBSIDIARY
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
                  For the Nine Months         For the Three Month Ended
                July 31,        July 31,           July 31,           July
31,
                 1997            1997                1997
 1997__
Net Income<Loss>$<100,000>    <304,530>     <100,000>        <  20,745>
Adjustments -
  shares issued for services 100,000        -    100,000                   -
                          --------       -------        --------
-------

Increase in Other Assets -           <       466>              -            <
466>
Depreciation             -                19,393                -
19,393
Increase in Accrued Expenses  -                  4,732                -
1,732
Increase in Prepaid Rent     -    <    1,997>              -

 -
Increase in Stock Subscription
   Receivable             -            <       800>              -
      -
Increase in Advances from
   Related Parties       -                 12,861                -
12,861
Increase in Deposits     -             <  30,000>              -            <
30,000>
                      --------       -------         -------
-------
CASH <USED> BY
   OPERATING ACTIVITIES  -    <300,807>              -                < 17,225>

CASH <USED> IN INVESTING
   ACTIVITIES; ACQUISITION
    PROPERTY & EQUIPMENT        -   <155,957>              -              -
                       --------        -------        -------
-------
        SUB TOTAL      -              <456.764>              -                <
17,225>

CASH FLOW FROM FINANCING
   ACTIVITIES; ISSUANCE OF
   COMMON STOCK    -                466,236*              -
8,397*
                       --------        -------         -------
-------
INCREASE<DECREASE>
    IN CASH        -                    9,472               -
<   8,828>

BEGINNING CASH BALANCE  -                 576               -
18,876
                       --------        -------          -------
-------
ENDING CASH BALANCE    $       -        10,048               -
10,048
                        =======        ======          =======
=======
*Corrections to prior Quarter 4/30/97


 See accompanying Note to Financial Statements
- 4 -

 GAENSEL GOLD MINES, INC. & SUBSIDIARY
(A Company in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 JULY 31, 1997



1.     General

        The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at July 31, 1997, the results of operation for the three and nine months ended July 31, 1997 and 1996, and the cash flows for the three and nine months ended July 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosure in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1996 included in the CompanyAEs Form 10-K and the prior Quarterly 10Qs filed for the periods ending January 31, and April 30, 1997.

        The results of operations for the three and nine months ended July 31, 1997, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 1997.

2.     ShareholderAEs Equity

        The Company effected a 1-for-10 reverse stock split in February, 1997 and issued 800,000 additional shares to aqcuire Lifeline Medical Information Systems, Inc. (oLifelineo). For further information, refer to the financial statements and footnotes thereto for the prior quarter ending April 30, 1997 included in the CompanyAEs form 10Q.


Item 2.  MANAGEMENTAES DISCUSSION AND ANANLSIS OF RESULTS OF
OPERATIONS AND
            FINANCIAL CONDITION.

            The Company has not commenced operations and has no working capital.

PART II. OTHER INFORMATION

Item  1. LEGAL PROCEEDINGS
                         None

Item 2. CHANGES IN SECURITIES
                         None

Itwm 3. DEFAULTS UPON SENIOR SECURITIES
                         None

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                        See Item 2.
-5-

Item 5. OTHER INFORMATION
                       None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                      None

-6-



SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereto duly authorized.

Date:   September 15, 1997                           By: /s/ Dempsey K. Mork

                                                      Dempsey K. Mork
                                                         President (chief
financial officer)
                                                       and accounting
officer and duly authorized officer)