Form 10KSB
period 1997-10-31
BEST MEDICAL TREATMENT GROUP INC
filed 1998-03-06
CIK 357049

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended October 31, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number: 0-12825

                                        BEST MEDICAL TREATMENT GROUP, INC.
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

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.001


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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 1998 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of February 22, 1998:

Common Stock, $.001 Par Value 1,018,379 Shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

 Best Medical Treatment Group, Inc., formerly named Gaensel Gold Mines, Inc., and World Technologies & Trading Company, was incorporated under the name Chatham Energy Corporation on September 13, 1981, under the laws of the state of Nevada. The Company has had no operations since 1984.

 On March 31, 1997, the Company acquired all of the capital stock of Lifeline Medical Information Systems, Inc. ("Lifeline") from Dempsey K. Mork, the shareholder of Lifeline (the "Shareholder"), pursuant to an Agreement and Plan of Reorganization (the "Agreement") between the Company and Shareholder. Pursuant to the Agreement, the Company issued 800,000 Shares, including 625,000 shares to the Shareholder and 175,000 shares to various consultants.

 Lifeline Medical Information Systems, Inc. has changed its name to Best Medical Treatment, Inc. ("Best
Medical").

 Best Medical intends to operate as a medical information company that will be able to match the needs of an individual foreign patient with the best doctors and hospitals in the United States capable of treating the patient.
Only developmental activities have occurred to date.

 Over 100 million people, living outside the United States, can afford medical treatment in the US. The United States is recognized throughout the world as having the most advanced medical treatment available. In the past year John Hopkins Hospital had an increase from 600 foreign patients to over 6,000. Many financially capable foreign patients having serious ailments do not seek treatment in the United States. Management believes that many foreigners are intimidated by the many barriers involved in the process. Foreign physicians and patients are not knowledgeable of which US doctors and hospitals are leaders in a particular specialty. Language and cultural barriers, transfer of foreign language medical records, financial arrangements, visas, passports, and travel logistics, are all obstacles. Best Medical manages all of the above matters, plus many others, to remove all barriers to medical treatment in the United States.

 To identify the best doctors and hospitals in the United States, Best Medical has developed a proprietary search protocol and rating system that covers over 5,000 US hospitals, 600,000 US physicians, 4,000 medical journals, 10,000,000 medical references, 100 medical data bases and numerous surveys rating doctors and hospitals.

          The Company intends to provide a service to foreigners that will overcome the obstacles that defer such persons from receiving the top medical services available in the U.S. After accessing Best Medical's internal medical library/database the Company will conduct an outside search following a proprietary search protocol. The protocol calls for an systematic search of multiple medical data bases, medical libraries and medical journals. The search will also encompass accessing government reports publications, and medical certification and disciplinary boards. At the conclusion of the search, Best Medical will be able to match the best qualified US physicians and hospitals to the precise medical needs of a particular patient.

 Once advised of a patient's diagnosis and medical needs, Best Medical will commence a search to determine the three best doctor-hospital combinations in the US most capable of treating that particular patient. The search research results will be immediately communicated to the patient's physician by telephone, followed by a full written report sent by overnight mail. The report will explain why each doctor-hospital team was selected along with detailed information on their history and capabilities.

 Once a patient makes a selection, Best Medical will make all of the arrangements for the patient to come under the care of the selected physician and hospital. This service includes transfer of medical records, arranging for the selected doctor and hospital team to treat the patient, cost estimates from physicians and hospitals, travel arrangements, visas and passports, housing, and payment arrangements.

 Best Medical anticipates receiving a discount from hospitals and physicians similar to an insurance company or Health Maintenance Organization. This discount is expected to range from 10% to 30% depending on the particular doctor and hospital. Best Medical plans to pass the entire discount on to the patient. For researching and identifying the three best hospitals and doctors in the United States Best Medical intends to charge a fee of $3,500. For making all of the medical arrangements for a patient to come under the care of the selected physician and hospital, Best Medical expects to charge a fee equal to 10% of the costs of the medical costs.

 Best Medical's core asset is its medical library/database and search protocol, and coordination systems. Best Medical's information is partly contained in medical textbooks, partly in cyberspace, and partly on the Company's inhouse computers. Best Medical will market its service to through foreign physicians and foreign hospitals. The Company will attend medical conventions and seminars in foreign countries.

 Best Medical plans to introduce its service in South America, in the second half of calender 1998. The introduction is expected to take six months, after which the company will add staff in the US and commence commercial operations. Best Medical anticipates expansion into Central America and Mexico in the last quarter of 1999. In 1999 the company expects to introduce its services in both the Middle East and China.

 The Company has received some reverse take-over acquisition interest. The Company may consider concluding such an acquisition and changing its line of business, should management feel that this would be in the best interests of shareholders.

 The Company has no employees other than its directors.

Item 2.   DESCRIPTION OF PROPERTY

 The Company shares space with its officers at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.

                                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded since 1984. As of October 31, 1997, there were approximately 510 stockholders of record.

         The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6.   PLAN OF OPERATIONS

             The Company's activities to date have been limited to developing its business plan and developing its information system. The Company's operating deficit, estimated at $4,000 to $8,000, per month is being met by advances from a shareholder. The Company has no revenues from operations to date. Until such time as revenues can be generated the Company intends to obtain its working capital needs by advances from this shareholder.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The Registrant's former independent accountant Cordovano and Company, P.C. ("Cordovano") was dismissed from that capacity on January 20, 1998. The report by Cordovano on the financial statements of the Registrant dated March 24, 1997, including balance sheets as of October 31, 1996 and 1995 and the statements of operations, cash flows and statement of stockholders' equity for the years ended October 31, 1996, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. A letter from the former independent accountant for the Registrant was attached as an exhibit to a Current Report on Form 8-K dated January 20, 1998. On January 20, 1998 the Registrant engaged Pritchett, Siler & Hardy, PC., as its new independent accountant.

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

          Name                       Age                Position

        Robert Filiatreaux              67          President, Chief Financial
                                                       Officer and Director
        Randall Baker                   54          Vice President, Secretary
                                                       and Director

        Robert Filiatreaux. Mr. Filiatreaux is 67 years of age and has been engaged in international business for the past 27 years. He attended college in Wisconsin where he received a bachelor's degree from the University of
Wisconsin. During the Korean Conflict Mr. Filiatreaux served a three year tour of duty in the US Air Force. The majority of international business experience came from the airline industry where Mr. Filiatreaux worked for many years in various executive capacities, in sales and marketing. Mr. Filiatreuax has worked and traveled to over 55 countries and is currently an associate in the merger and acquisition advisory firm of Magellan Capital Corporation
in Indian Wells, California.

        Randall A. Baker. Mr. Baker is 54 years old. He attended the University of Minnesota. After a tour in the
United States Navy and a navigation teaching job in San Francisco, he began an investment career with the Pacific
Coast Stock Exchange followed by employment with a number of major brokerage houses.  He then was employed
for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los
Angeles.  Mr. Baker designed and implemented data systems, was responsible for trading, personnel and was the
client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition advisory firm.

Item 10. EXECUTIVE COMPENSATION

            No compensation was paid in fiscal 1997.

            In addition to developing its medical service business, the Company has received offers for reverse take-over acquisition. If a high quality acquisition opportunity is presented management may conclude such an acquisition and in that event current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of February 22, 1998.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Dempsey K. Mork(1)(2)                   801,967                           78.8%

            Randy Baker(1)                               --                            --

            Robert Filiatreaux(1)                        --                            --

            All officers and directors
            as a group (2 persons)

(1)      The address of this person is c/o of the Company.
(2) Includes 635,167 shares owed by Magellan Capital Corporation, a corporation controlled by Mr. Mork.

Item 12. Certain Relationships and Related Transactions.

         On March 31, 1997, the Company acquired all of the capital stock of Lifeline Medical Information Systems, Inc. ("Lifeline") from Dempsey K. Mork, then President of the Company (the "Shareholder"), pursuant to an Agreement and Plan of Reorganization (the "Agreement") between the Company and Shareholder. Pursuant to the Agreement, the Company issued 800,000 shares, including 625,000 shares to the Shareholder of Lifeline and 175,000 shares to various consultants.

          In February 1996 the Company issued 166,900 shares to an affiliated party, Dempsey K. Mork for investment banking services. On October 31, 1996, the Company issued 10,167 shares for payment of expenses to Magellan Capital Corporation with which Mr. Mork is affiliated and issued 1,000 shares to Eric J. Sunsvold, a former officer and director, for cash of $500.

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

         2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  2.1. Agreement and Plan of Reorganization dated March 31, 1997 between the Company and Shareholder. Incorporated by reference to the Current Report on Form 8-K dated March 31, 1997.

         3.       Articles and Bylaws

                  3.1      Articles of Incorporation of Chatham Energy
                          Corporation, incorporated by reference to
                           registration statement on Form S-18 of Chatham Energy
                               Corporation, file no. 2-75288-NY.
                  3.2 Articles of Amendment of Chatham Energy Corporation (changing name to World Technologies and Trading Company), incorporated by reference to Exhibit 3.2 to Form 10-KSB for fiscal year ended October 31, 1991.
                  3.3      Articles of Amendment of World Technologies and
                              Trading Company (changing name
                           to Gaensel Gold Mines, Inc.) to be provided by
                              amendment.
                  3.4 Bylaws of the Company adopted August 31, 1993, incorporated by reference to Exhibit 3.4 to Form 10-KSB for fiscal year ended October 31, 1991.

         4.       Instruments Establishing Rights of Security Holders

                  4.1 Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.1 to Form 10-KSB for fiscal year ended October 31, 1991.
                  4.2      Board Resolutions describing the Advisor Compensation
                          Plan.  Incorporated by reference
                  to the Company's Registration Statement of Form S-8, File No
                         . 333-45035.

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

         16.1     Letter from Cordovano & Co. incorporated by reference to the
                    Company's Current Report on From
                  8-K dated January 20, 1998.

         23.      Consents

                  23.1     Consent of Pritchett, Siler & Hardy PC*

         (b)      Reports on Form 8-K.  None were filed by the Company during the fourth fiscal quarter ended
October 31, 1997.

         (c)      Financial Statements and supplementary data.  See page F-1 for financial statements index.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 1998.


                                              BEST MEDICAL TREATMENT GROUP, INC.


                                              By:    /s/ Robert Filiatreaux
                                                        Robert Filiatreaux
                                                           President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 1998.


By:     /s/ Robert Filiatreaux   President, Chief Financial Officer and Director
        Robert Filiatreaux   (chief executive, financial and accounting officer)


By:     /s/ Randall Baker                            Secretary and Director
        Randall Baker

                                          BEST MEDICAL TREATMENT GROUP, INC.
                                             [A Development Stage Company]

                                           CONSOLIDATED FINANCIAL STATEMENTS

                                                   OCTOBER 31, 1997

























                                            PRITCHETT, SILER & HARDY, P.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]





                                    CONTENTS

                                                                                                                       PAGE

         --        Independent Auditors' Report                                                                            1

        --        Consolidated Balance Sheet, October 31, 1997                                                            2

         --        Consolidated Statement of Operations, from inception
                  on April 8, 1997 through October 31, 1997                                                               3

         --        Consolidated Statement of Stockholders' Equity, from
                  inception on April 8, 1997 through October 31, 1997                                                     4

         --        Consolidated Statement of Cash Flows, from inception
                  on April 8, 1997 through October 31, 1997                                                               5

        --        Notes to Consolidated Financial Statements                                                         6 - 15

                      INDEPENDENT AUDITORS' REPORT



Board of Directors
BEST MEDICAL TREATMENT GROUP, INC.
Indian Wells, California

We have audited the accompanying consolidated balance sheet of Best Medical Treatment Group, Inc. and Subsidiary [a development stage company] at October 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows from inception on April 8, 1997 through October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Best Medical Treatment Group, Inc. and Subsidiary as of October 31, 1997, and the results of its operations and its cash flows for the period from inception through October 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses since inception and has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying information contained in Note 10 regarding the operations of Parent prior to the recapitalization of Subsidiary was not audited by us, and accordingly, we do not express an opinion on it.


January 26, 1998




                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                            CONSOLIDATED BALANCE SHEET


                                                      ASSETS


                                                                                          October 31, 1997


CURRENT ASSETS:
        Cash in bank                                                                 $                       -


              Total Current Assets                                                                           -




PROPERTY & EQUIPMENT, net                                                                              129,577



OTHER ASSETS:
        Intellectual properties                                                                              1
        Organization costs, net                                                                            441
        Deposits and prepaids                                                                           31,997


              Total Other Assets                                                                        32,439


                                                                                     $                 162,016



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                        $                  14,440
        Accounts payable - related party                                                                 7,737


              Total Current Liabilities                                                                 22,177



STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value,
              50,000,000 shares authorized,
              1,018,843 shares issued and
              outstanding                                                                                1,018
        Capital in excess of par value                                                                 185,492
        Deficit accumulated during the
              development stage                                                                       (46,671)


              Total Stockholders' Equity                                                               139,839


                                                                                     $                 162,016





                     The accompanying notes are an integral part of this financial statement.


                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]


                                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                           From Inception
                                                                                          on April 8, 1997
                                                                                               Through
                                                                                          October 31, 1997


REVENUE:                                                                          $
                                                                                       -


EXPENSES:
        General and administrative                                                                      46,671



LOSS BEFORE INCOME TAXES                                                                              (46,671)

CURRENT TAX EXPENSE                                                                                          -

DEFERRED TAX EXPENSE                                                                                         -



NET LOSS      $                                                                                        (46,671)



LOSS PER COMMON SHARE                                                                $                   (.05)























                     The accompanying notes are an integral part of this financial statement.




                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FROM THE DATE OF INCEPTION ON APRIL 8, 1997
                                             THROUGH OCTOBER 31, 1997

                                                    [RESTATED]
                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Common Stock                 Capital in         During the


                                                                                 Excess of         Development
                                             Shares             Amount           Par Value            Stage


BALANCE, April 8, 1997                                 -   $             -   $              -   $                 -

Issuance of 800,000  shares of common stock for assets  valued at  $193,569,  in connection with the original organization
    of the Company                               800,000               800            192,769                     -

Recapitalization of  the
    Company pursuant to
    Agreement and Plan of
    Reorganization between
    Best Medical Treatment
    Group, Inc. (formerly
    Gaensel Gold, Inc.) and
    Best Medical Treatment, Inc.
    (formerly Lifeline Medical
    Information Systems, Inc.),
    accounted for in a manner
    similar to a reverse acquisition
    (See Note 2)                                 218,379               218            (7,277)                     -

Adjustment for fractional
    shares of Common stock issued
    in reverse Stock splits
    during February, 1997 and
    April, 1996                                      464                 -                  -                     -

Net loss for the period ended
    October 31, 1997                                   -                 -                  -              (46,671)


BALANCE,
    October 31, 1997                           1,018,843   $         1,018   $        185,492   $          (46,671)


                     The accompanying notes are an integral part of this financial statement.


                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           From Inception
                                                                                          on April 8, 1997
                                                                                               Through
                                                                                          October 31, 1997



Flows from Operating Activities:
        Net loss                                                                     $                (46,671)
        Adjustments to reconcile net
          loss to net cash used by
          operating activities:
              Depreciation and amortization                                                             16,753
              Non-cash expenses                                                                          7,666
              Change in assets and liabilities:
                Increase in accounts payable and accrued expense                                        14,440
                Increase in accounts payable - related party                                             7,737



              Net Cash provided by Operating Activities                                                   (75)



Cash Flows from Investing Activities:
        Payment of organization costs                                                                    (500)
        Payment for intellectual properties                                                                (1)


              Net Cash used by Investing Activities                                                      (501)


Cash Flows from Financing Activities:
        Cash received in recapitalization                                                                  576


              Net Cash provided by Financing
                Activities                                                                                 576



Net Increase in Cash                                                                                         -

Cash at Beginning of Period                                                                                  -


Cash at End of Period                                                                $                       -



Supplemental Disclosures of Cash Flow information:
        Cash paid during the period for:
              Interest                                                               $                       -
              Income taxes                                                           $                       -

Supplemental schedule of Noncash Investing and Financing Activities:
        For the period ended October 31, 1997:
              The Company  issued  800,000  shares of stock for assets valued at
              $193,569.   The  Company  issued  218,379  shares  pursuant  to  a
              recapitalization in a manner similar to a reverse purchase.




                     The accompanying notes are an integral part of this financial statement.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization   -  The  Company  was   organized  as  Lifeline   Medical
         Information Systems, Inc. under the laws of the State of Nevada on April 8, 1997 as a wholly owned subsidiary of Magellan Capital Corporation. The Company entered into a stock for stock restructuring with Best Medical Treatment Group, Inc. (formerly Gaensel Gold Mines, Inc.), a related entity [See Note 2]. In connection with the restructuring the Company's name was changed to Best Medical Treatment, Inc. ("Subsidiary"). The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of providing a medical database information system which will be readily accessible to the medical profession and general public through the Internet on a world-wide basis. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

         Best Medical Treatment Group, Inc. ("Parent") was originally organized in 1981 but has undergone various organizational changes. Just prior to the reorganization with Subsidiary, Parent was known as Gaensel Gold
           Mines, Inc.
         but was inactive and had no current operations.

         Consolidation - The consolidated financial statements include the accounts of Best Medical Treatment Group, Inc. [Parent] (formerly Gaensel Gold Mines, Inc.), and it's wholly-owned subsidiary Best Medical Treatment, Inc. [Subsidiary] (formerly Lifeline Medical Information Systems, Inc.). All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

         Comparative Financial Statements - Prior year financial statements of Parent are not included because the reorganization with subsidiary has been accounted for in a manner similar to a reverse purchase. Parent was inactive prior to the reorganization and the operations of Subsidiary are the on-going operations of the combined enterprise. Accordingly, the operations of Parent prior to the date of reorganization have been eliminated. A summary of Parents stockholders' equity prior to reorganization has been included in Footnote 10.

         Development Stage Activities - The Company is considered a development stage company as defined in SFAS No. 7. Accordingly, the financial statement disclosures include information from the inception of Subsidiary.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from five to seven years.

         Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

         Intellectual Properties - The Company is in the process of developing a medical database information system. The costs incurred to date by the Company as well as the costs incurred by the Company's former Parent [See Note 2] have been expensed as incurred.

         Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

         Revenue Recognition - The Company has not yet generated any revenues.

         Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

         Restatement of Financial Statements - All references to common stock and to per share amounts have been restated to reflect the recapitalization of subsidiary [See Note 2] and a reverse stock split [See Note 5].

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITION

         The Company was formed as a subsidiary of Magellan Capital Corporation ("Magellan"). Magellan previously commenced development of an intangible medical database information system and business plan. Magellan transferred the database and related assets and liabilities to the Company upon formation in consideration for common stock. The assets have been recorded at their historical carryover basis.

         On March 31, 1997, in anticipation of the Company's subsequent incorporation, the shareholders of the Company received 800,000 shares of common stock of Best Medical Treatment Group, Inc. (formerly Gaensel Gold Mines, Inc.) ["Parent"] in exchange for all of the outstanding common stock of the Company. Parent had the same officers, directors and controlling shareholder interest as the Company. The transaction has been accounted for as a recapitalization of the Company. The consolidated financial statements include the operations of the Company from its inception. The operations of parent are included only from the date of recapitalization. The retained deficit balances of parent prior to the date of recapitalization have been eliminated in consolidation and have been offset against paid in capital. In connection with the recapitalization, the Company effected a reverse stock split on the basis of 1 shares for each 10 shares previously outstanding prior to the acquisition (resulting in 218,379 shares issued just prior to the recapitalization). The Company also amended its corporate charter and changed its name.

NOTE 3 - ACCOUNTS RECEIVABLE / PAYABLE - RELATED PARTY

         As of October 31, 1997, the Company had an accounts payable due to an entity related to a shareholder, officer and director of the Company in the net amount of $7,737.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at October 31, 1997:

                                                                 1997


         Furniture and equipment                   $            9,270
         Leasehold improvements                                63,828
         Vehicles                                              73,173


                                                              146,271
         Less Accumulated depreciation                        (16,694)

                                                   $          129,577



         Depreciation expense amounted to $16,694 for the period ended October 31, 1997.

NOTE 5 - CAPITAL STOCK

         Common Stock - During April, 1997, in connection with its initial capitalization organization, the Company issued 800,000 shares of its previously authorized, but unissued common stock (restated to reflect recapitalization). In exchange for common stock the Company received net assets with a carryover basis of $193,569 from its former parent [See Note 2]. The following net assets and liabilities were transferred by the former parent to the Company:


         Receivable - related party                          $           18,300
         Property and equipment                                         146,271
         Deposits                                                        31,997
         Intangible assets - Intellectual
           properties                                                         1
         Accounts payable                                                (3,000)

                                                             $          193,569


         Preferred Stock - The Company's wholly owned subsidiary (Best Medical Treatment, Inc.) is authorized to issue 10,000,000 shares of $.001 par value preferred stock with such rights and preferences and in such series as determined by the Board of Directors at the time of issuance. As of October 31, 1997 no shares have been issued.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK (Continued)

         Reverse Stock Split - In connection with the recapitalization, the Company reverse split its outstanding common stock on the basis of 1 share issued for each 10 shares previously outstanding. The financial statements have been restated to reflect the common stock split for all periods presented.

         Unissued Shares - During 1996, Parent authorized the issuance of 11,222 shares of common stock to related entities for services rendered and for cash. The shares are accounted for as outstanding in these financial statements although stock certificates have not yet been issued.

NOTE 6 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

         The Company has available at October 31, 1997, unused operating loss carryforwards of approximately $45,000 which may be applied against future taxable income and which expire in 2012. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,300 as of October 31, 1997 with an offsetting valuation allowance of the same amount. Due to changes in control and operations the operating losses of the Company prior to the date of recapitalization will be limited. Consequently, these are not included in the financial statements.

NOTE 7 - OPERATING LEASE

         During April, 1997 the Company assumed the underlying lease obligation for its office space from an entity related to an officer of the Company for a lease held in the name of its former parent. The related entity subsequently released the Company from any obligation related to the lease. The rent expense for the period ended October 31, 1997 was $1,997.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

         Account Receivable / Payable - The Company has an account receivable from an entity (former Parent) related to a shareholder, officer and director of the Company in the amount of $4,282. The shareholder, officer and director of the Company routinely advances cash to pay expenses on behalf of the Company. The account receivable had a balance of approximately $18,000 when the Company issued its stock to acquire certain assets and liabilities from the previous parent. The Company has a payable to the same entity in the amount of $12, 019, resulting in a net payable of $7,737 to the related entity.

         Management Compensation - The Company has not paid any compensation to its officers and directors.

         Office Space - The Company previously entered into a sublease to rent office space from an entity (former Parent) related to an officer, director and majority shareholder of the Company. The lease agreement provided for monthly payments of $1,997. However, the related entity has released the Company from the obligation. The related entity is providing office space as needed to the Company at no charge until operations expand and the Company requires more extensive facilities.

NOTE 9 - GOING CONCERN

         The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations. The financial statements do not contain any allowances, liabilities or other adjustments which may need to be recorded if the Company is not successful in achieving profitable operations.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PARENT'S STOCKHOLDERS' EQUITY (UNAUDITED)

         Financial statements of Parent prior to the recapitalization of subsidiary have not been included because Parent's operations have been eliminated in consolidation. However, the following information taken from Parents October 31, 1996 Form 10-K summarizes the Stockholders' Equity of Parent prior to the reorganization.

                                             GAENSEL GOLD MINES, INC.
                                           (A Development Stage Company)
                                        STATEMENT OF SHAREHOLDERS' DEFICIT
                                    September 13, 1981 Through October 31, 1996
                                                    (Unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                    Common Stock                Capital in        During the
                                                                                 Excess of        Development
                                              Shares            Amount           Par Value           Stage              Total


Shares issued for cash,
     September 17, 1981                            1,250   $            --   $         25,000    $            --   $        25,000
Shares issued for cash,
     September 17, 1981                               50                --              1,000                 --             1,000
Shares issued for cash,
     September 17, 1981                               50                --              1,000                 --             1,000
Shares issued for cash,
     September 17, 1981                               50                --              1,000                 --             1,000
Shares issued for cash,
     September 17, 1981                               50                --              1,000                 --             1,000


BALANCE, October 31, 1981                          1,400                --             28,000                 --            28,000

Shares issued for cash,
     May 15, 1982                                  5,363                 1             96,499                 --            96,500
Net loss                                              --                --                 --            (1,589)           (1,589)


BALANCE, October 31, 1982                          6,763                 1            124,499            (1,589)           122,911

Shares issued for cash,
     January 2, 1983                                 400                --             38,750                 --            38,750
Shares issued for oil and gas
     leases, at cost, May 12, 1983                12,072                 1          3,016,128                 --         3,016,129
Shares issued in exchange
     for debt, July 28, 1983                       3,333                --             90,333                 --            90,333
Shares issued in exchange for
     aircraft, at cost, July 28, 1983                157                --             23,000                 --            23,000
Net Loss                                              --                --                 --        (3,227,379)       (3,227,400)


BALANCE, October 31, 1983                         22,725                 2          3,292,710        (3,228,989)            63,723

                                                     - 12 -

                                                                 12

                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PARENT'S STOCKHOLDERS' EQUITY (UNAUDITED) (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                    Common Stock                Capital in        During the
                                                                                 Excess of        Development
                                              Shares            Amount           Par Value           Stage              Total


Shares issued to related party for debt,
     July 31, 1984 (Note B)(unaudited)500                --               30,000               --               30,000
Shares issued for services, at cost,
     July 31, 1984 (unaudited)                        30                --                937                 --               937
Shares issued to related party for
     services at cost, July 31, 1984
     (Note B) (unaudited)                          7,000                 1                699                 --               700
Capital contribution,
     October 21, 1984 (unaudited)                     --                --             13,800                 --            13,800
Net loss (unaudited)                                  --                --                 --          (254,379)         (254,379)


BALANCE, October 31, 1984
     (unaudited)                                  30,235                 3          3,338,146        (3,483,368)         (145,219)

Acquisition and cancellation of shares,
     December 11, 1984 (unaudited)               (6,809)               (1)                 --                  1                --
Shares issued to related party for
     services, at cost, November 1, 1984
     (Note B) (unaudited)                         14,000                 1              1,399                 --             1,400
Shares issued for services, at cost,
     November 1, 1984 (unaudited)                    100                --                100                 --               100
Shares issued for services, at cost,
     November 1, 1984 (unaudited)                    100                --                100                 --               100
Shares issued for services, at cost,
     November 1, 1984 (unaudited)                    100                --                100                 --               100
Shares issued for services, at cost,
     November 1, 1984 (unaudited)                    100                --                100                 --               100
Shares issued for services, at cost,
     November 1, 1984 (unaudited)                    200                --                200                 --               200
Net income (unaudited)                                --                --                 --            143,219           143,219


BALANCE, October 31, 1985 (unaudited)             38,046                 3          3,340,145        (3,340,148)                --

Net income (loss) (unaudited)                         --                --                 --                 --                --


BALANCE, October 31, 1986 (unaudited)             38,046                 3          3,340,145        (3,340,148)                --

Shares issued to related party for
     services, at cost, July 31, 1987
     (Note B) (unaudited)                          7,000                 1                699                 --               700
Net income (loss) (unaudited)                         --                --                 --              (700)             (700)


BALANCE, October 31, 1987 (unaudited)             45,046                 4          3,340,844        (3,340,848)                --

Net income (loss) (unaudited)                         --                --                 --                 --                --


BALANCE, October 31, 1988 (unaudited)             45,046                 4          3,340,844        (3,340,848)                --

                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PARENT'S STOCKHOLDERS' EQUITY (UNAUDITED) (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                    Common Stock                Capital in        During the
                                                                                 Excess of        Development
                                              Shares            Amount           Par Value           Stage              Total


Shares issued to related party for
     services, at cost, July 31, 1989
     (Note B) (unaudited)                          7,000                 1                699                 --               700
Net loss (unaudited)                                  --                --                 --              (700)             (700)


BALANCE, October 31, 1989 (unaudited)             52,046                  5          3,341,543        (3,341,548)                --

Net income (loss) (unaudited)                         --                --                 --                 --                --


BALANCE, October 31, 1990                         52,046                 5          3,341,543        (3,341,548)                --

Shares issued for cash,
     January 15, 1991                             10,000                 1              9,999                 --            10,000
Net income (loss)                                     --                --                 --                 --                --


BALANCE, October 31, 1991                         62,046                 6          3,351,542        (3,341,548)            10,000

Shares issued to related party for
     services, at cost, January
     15, 1992 (Note B)                            10,000                 1                999                 --             1,000
Net loss                                              --                --                 --            (8,000)           (8,000)


BALANCE, October 31, 1992                         72,046                 7          3,352,541        (3,349,548)             3,000

Shares issued for cash,
     October 19, 1993 (Note B)                    20,000                 2              6,873                 --             6,875
Net loss                                              --                --                 --           (17,482)          (17,482)


BALANCE, October 31, 1993                         92,046                 9          3,359,414        (3,367,030)           (7,607)

Acquisition and cancellation of
     shares, October 31, 1994 (Note B)  (45,000)           (4)               (996)               --                (1,000)
Shares issued for cash,
     October 31, 1994 (Note B)                    17,500                 2              5,877                 --             5,879
Net loss                                              --                --                 --            (6,784)           (6,784)


BALANCE, October 31, 1994                         64,546                 7          3,364,295        (3,373,814)           (9,512)

Shares issued for cash,
     October 31, 1994 (Note B)                     5,479                --              1,863                 --             1,863
Shares issued for services,
     December 1, 1994                                300                --                 30                 --                30
Shares issued for services,
     February 22, 1995                             1,000                --                100                 --               100
Shares issued for services
     March 3, 1995                                   800                --                 80                 --                80
Net loss                                              --                --                 --            (7,836)           (7,836)


BALANCE, October 31, 1995                         72,125                 7          3,366,368        (3,381,650)          (15,275)

                                                     - 14 -

                                                                 14

                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PARENT'S STOCKHOLDERS' EQUITY (UNAUDITED) (Continued)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                    Common Stock                Capital in        During the
                                                                                 Excess of        Development
                                              Shares            Amount           Par Value           Stage              Total


Shares issued for services
     November 1, 1995 (Note B)                 2,000,000               200             99,800                 --           100,000
Shares issued for cash,
     February 1, 1996                             10,000                 1                499                 --               500
Shares issued for payment of expenses,
     October 31, 1996 (Note B)                    58,065                 6              2,898                 --             2,904
Shares issued for payment of expenses,
     October 31, 1996 (Note B)                    43,600                 4              2,176                 --             2,180
Net loss                                              --                --                 --           (97,368)          (97,368)


BALANCE, October 31, 1996                      2,183,790   $           218   $      3,471,741        (3,479,018)           (7,059)

         The  following  unaudited  Proforma  condensed  financial   information
assumes that Parent and Subsidiary had been consolidated since October 31, 1996 (date of Parents last 10-K filing) through October 31, 1997:


                                                 For the Year Ended                                        October 31, 1997
                                                                                            (Unaudited)


         Revenues                                                                      $                 --
         Expenses                                                                                    46,671


              Net loss                                                                 $           (46,671)


              Loss per share                                                           $              (.05)



NOTE 11 - STOCK OPTION AND BENEFIT PLANS

         1993 Employee Stock Compensation Plan - The Company has adopted an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administrated by the Board of Directors. In prior years, 100,000 shares of common stock were issued under the ESC Plan to Company counsel.

                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION AND BENEFIT PLANS (Continued)

         1993 Incentive Stock Option Plan - The Company has adopted an Incentive Stock Option Plan for key employees (the "ISO Plan"). The Company has reserved a maximum of 500,000 Common Shares to be issued upon the exercise of options granted under the ISO Plan. The ISO Plan is intended to qualify as an "Incentive stock option: plan under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the ISO Plan at exercise prices at least equal to the fair market value per share of the Common stock on the respective dates of grant and will be subject to the limitations provided by the Code. However, options may be granted to employees who own more than 10% of the outstanding shares of the Company of all classes or any parent or subsidiary thereof (a "Significant Shareholder") only at an option price which on the date granted is at least 110% of the fair market value of the Common Stock. With respect to options granted pursuant to Section 422, employees will not recognize taxable income upon either the grant or exercise of such options. The Company will not be entitled to any compensating deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The ISO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the ISO Plan, and none may be granted unless and until it has been approved by the shareholders.

         1993 Non-Statutory Stock Option Plan - The Company had adopted a Non-Statutory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "NSO Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the exercise of options granted under the NSO Plan. The NSO Plan will not qualify as an "incentive stock option" plan under Section 422 A of the Internal Revenue Code of 1986, as amended. Options will be granted under the NSO Plan at exercise prices to be determined by the Board of Directors or other NSO Plan administrator. With respect to options granted pursuant to the NSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise. The Company will be entitled to it compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The NSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the NSO Plan.

NOTE 12 - SUBSEQUENT EVENTS

         During December, 1997 the Company filed amendments to its Articles of Incorporation formally changing its name to Best Medical Treatment Group, Inc. The Name of the Subsidiary was also changed to Best Medical Treatment, Inc.