Form 10QSB
period 1998-01-31
BEST MEDICAL TREATMENT GROUP INC
filed 1998-03-17
CIK 357049

                                       SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-12825

                                       BEST MEDICAL TREATMENT GROUP, INC.
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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock                                                     1,018,843
Title of Class                                   Number of Shares outstanding
                                                        at January 31, 1998

No Exhibits included.




                                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]
                                           CONSOLIDATED BALANCE SHEET
                                   [Unaudited]
                                             As of January 31, 1998


                                                     ASSETS

                                                                  January 31,      October 31,
                                                                     1998             1997


CURRENT ASSETS:
Cash in bank                                                      $         --     $         --



Total Current Assets                                                        --               --



PROPERTY & EQUIPMENT, net                                              122,421          129,577



OTHER ASSETS:
     Intellectual properties                                                 1                1
     Organization costs, net                                               416              441
     Deposits and prepaids                                              31,997           31,997


Total Other Assets                                                      32,414           32,439


TOTAL ASSETS                                                      $    154,835     $    162,016



                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $     14,440     $     14,440
     Accounts payable - related party                                   19,636            7,737


       Total Current Liabilities                                        34,076           22,177



STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 50,000,000
       shares authorized, 1,018,843 shares issued
       and outstanding                                                   1,018            1,018
     Capital in excess of par value                                    185,492          185,492
     (Deficit) during the development stage -
       Prior period(deficit)                                          (46,671)         (46,671)
     Current year net income(loss)                                    (19,080)               --


          Total Stockholders' Equity                                   120,759          139,839



TOTAL LIABILITIES & EQUITY                                        $    154,835     $    162,016







                    The  accompanying   notes  are  an  integral  part  of  this
financial statement.




                                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   [Unaudited]

                                  Three months ended January 31, 1998 and 1997

                                                                   3 Months         3 Months
                                                                     Ended            Ended
                                                                   Jan. 1998        Jan. 1997


REVENUES                                                          $        --           $   --



EXPENSES:
     General and administrative                                         19,080               --



INCOME(LOSS) BEFORE INCOME TAXES                                      (19,080)               --

CURRENT TAX EXPENSE                                                         --               --

DEFERRED TAX EXPENSE                                                        --               --

NET INCOME(LOSS)                                                  $  ( 19,080)     $         --



INCOME(LOSS) PER COMMON SHARE                                     $   (0.0187)     $         --



























                    The  accompanying   notes  are  an  integral  part  of  this
financial statement.


                                       BEST MEDICAL TREATMENT GROUP, INC.
                          [A Development Stage Company]

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   [Unaudited]

                                  Three months ended January 31, 1998 and 1997

                                                                   3 Months         3 Months
                                                                     Ended            Ended
                                                                   Jan. 1998        Jan. 1997


Cash Flows from Operating Activities:
Net(Loss)                                                       $      (19,080)            $   --
     Adjustments to reconcile net(loss) to net cash
     used by operating activities:
       Depreciation and amortization                                     7,181               --
       Non-cash expenses                                                    --               --
     Changes in assets and liabilities:
       Increase in accounts payable & accrued liabilities                   --               --
       Increase in accounts payable - related party                     11,899               --


     Net Cash Provided(used) by operating activities                        --               --



Cash Flows from Investing Activities:                                       --               --


Cash Flows from Financing Activities:                                       --               --


Net increase(decrease) in Cash                                              --               --


Cash at Beginning of Period                                                 --               --


Cash at End of Period                                            $          --     $         --


Supplemental Disclosures of Cash Flow information:
     Cash paid during the period for:
       Interest                                                  $          --     $         --
       Income Taxes                                              $          --     $         --

Supplemental schedule of Non-cash Investing
     and Investing Activities:
       For the periods ended January 31, 1998 and 1997           $          --     $         --














                    The  accompanying   notes  are  an  integral  part  of  this
financial statement.

                       BEST MEDICAL TREATMENT GROUP, INC.
                      (A Company in the Development Stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 1998


1.General

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1998, the results of operations for the three months ended January 31, 1997 and 1998, and the cash flows for the three months ended January 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended October 31, 1997 included in the Company's Form 10-KSB.

The results of operations for the three months ended January 31, 1998, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 1998.


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL
CONDITION

The Company's operations have been limited to organizational matters developing its medical information database and has no working capital.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS
None

Item 2.CHANGES IN SECURITIES
None

Item 3.DEFAULTS UPON SENIOR SECURITIES
None

Item 4.SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS See Item 2.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated January 20, 1998 reporting a chnge in auditors. The following is excerpted from the 8-K:

                 "1.      (i)       The Registrant's former independent
accountant Cordovano and Company, P.C.
         ("Cordovano") was dismissed from that capacity on January 20, 1998.

                 (ii) The report by Cordovano on the financial statements of the Registrant dated March 24, 1997, including balance sheets as of October 31, 1996 and 1995 and the statements of oerations, cash flows and statement of stockholders' equity for the years ended October 31, 1996, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                 (iii) During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                 A letter from the former independent accountant for the Registrant is attached as an Exhibit to this Form 8-K.

         2. On January 20, 1998 the Registrant engaged Pritchett, Siler & Hardy, PC., as its new independent accountant. "

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     FEBRUARY 27, 1998                     By:   /s/ Robert Filiatreaux
          --------------------------               -----------------------
                                                       Robert Filiatreaux
                                            President (chief financial officer
                            and accounting officer and duly authorized officer)