Form 10KSB/A
period 1997-10-31
BEST MEDICAL TREATMENT GROUP INC
filed 1998-06-18
CIK 357049

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



January 26, 1998
PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
                                                         1




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


                                        BEST MEDICAL TREATMENT GROUP, INC.
                                           [A Development Stage Company]


                                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                           From Inception
                                                                                          on April 8, 1997
                                                                                               Through
                                                                                          October 31, 1997


REVENUE:                                                                          $
                                                                                       -


EXPENSES:
        General and administrative                                                                      46,671



LOSS BEFORE INCOME TAXES                                                                              (46,671)

CURRENT TAX EXPENSE                                                                                          -

DEFERRED TAX EXPENSE                                                                                         -



NET LOSS      $                                                                                        (46,671)



LOSS PER COMMON SHARE                                                                $                   (.05)



WEIGHTED AVERAGE SHARES OUTSTANDING                                                                 1,018,379





















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


         Intellectual Properties - The Company is in the process of developing a medical database information system. The costs incurred to date by the Company as well as the costs incurred by the Company's former Parent [See Note 2] have been expensed as incurred. The Company evaluates the recoverability of the carrying value of
long-lived assets, including property and equipment and intangible assets, in accordance with the provisions of Statement of Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows without interest expected to result from the use of these assets. Impairment losses are recognized when the fair value of the asset or the present value of expected future cash flows are less than the assets' carrying value. There were no impairment losses in 1997.


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


                                                     - 16 -