Form 10KSB
period 1998-12-31
JENSON INTERNATIONAL INC
filed 1999-05-28
CIK 357049

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number: 0-12825


                           JENSON INTERNATIONAL, INC.
             (Exact name of Registrant as Specified in its Charter)

                       Nevada                                  84-0916272

          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)



   Room 1008-9, Shun Tak Centre, West Tower, 168-200 Connaught Road, Central,
                                   Hong Kong
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (852) 2548-0781

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.001 Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ] Yes [ X] No

         Transitional Small Business Disclosure Format. [ ] Yes [ X] No

         Issuer's Revenues for its most recent Fiscal Year, December 31, 1998 were $2,576,240.

         The Company is not aware of any reported trading of its common stock, or of any reported bid and asked quotations, during at least the last past sixty
(60) days.

         The number of shares outstanding of the issuer's classes of Common Stock, as of April 30, 1999: 2,763,843 shares of Common Stock, $.001 par value.

Documents Incorporated by Reference:   None

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----

ITEM 1.       BUSINESS............................................................................................2
     Background...................................................................................................2
     Business Operations..........................................................................................3
     Employees....................................................................................................5
     Certain Recent Developments..................................................................................5

ITEM 2.       PROPERTIES..........................................................................................6

ITEM 3.       LEGAL PROCEEDINGS...................................................................................7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................8

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS.............................8
     Market Information...........................................................................................8
     Holders......................................................................................................8
     Dividends....................................................................................................8
     Sale of Company's Securities in 1999.........................................................................8

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9
     Forward-Looking Statements...................................................................................9
     Years Ended December 31, 1998 and December 31, 1997.........................................................10
     Years Ended December 31, 1997 and 1996......................................................................11
     Consolidated Financial Resources - December 31, 1998........................................................12

ITEM 7.       FINANCIAL STATEMENTS...............................................................................13
     Foreign Currency Exchange and Inflation.....................................................................13
     Year 2000 Issue.............................................................................................14

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............15

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................15

ITEM 10.      EXECUTIVE COMPENSATION.............................................................................17
     Board of Directors..........................................................................................17
     Stock Option................................................................................................17

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................18
     Changes in Control..........................................................................................19

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................19

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K...................................................................20

         SIGNATURES..............................................................................................25

                                     PART I

ITEM 1.           BUSINESS

BACKGROUND

         Jenson International, Inc., (formerly known as Best Medical Treatment Group, Inc., Gaensel Gold Mines, Inc. and World Technologies & Trading Company) (the "Company"), was incorporated under the original name Chatham Energy Corporation on September 13, 1981, under the laws of the State of Nevada. The Company subsequently changed its name to World Technologies & Trading Company on May 15, 1983, to Gaensel Gold Mines, Inc. on August 2, 1984, and to Jenson International, Inc. on June 3, 1998.

         The Company had no operations from 1984 until early 1997. On March 31, 1997, the Company acquired all of the capital stock of Lifeline Medical Information Systems, Inc. ("Lifeline"). In connection with this transaction, the Company issued an aggregate of 800,000 shares of common stock, $.001 par value per share ("Common Stock").

         On March 12, 1998, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with C.M. Cheng (the "Shareholder"). Pursuant to the Exchange Agreement, the Company acquired from the Shareholder all of the outstanding shares of Wonderwide Consultants Limited (BVI) ("Wonderwide") in exchange for the issuance to the Shareholder of 2,230,000 shares of Common
Stock of which 334,500 shares of the shareholder are under escrowed. The closing date of the transaction was March 16, 1998.

         Section 2.04 of the Exchange Agreement provided that in the event that Wonderwide's consolidated net income, as audited under United States generally accepted accounting principles ("U.S. GAAP"), was less than $2.5 million for the year ended December 31, 1997, then the Shareholder would cancel that number of shares of Common Stock necessary to increase the Company's earnings per share of Common Stock to that level that would have existed had Wonderwide's 1997 earnings met the minimum level stated above (before adjustment for any splits or new issuances post closing). Wonderwide's consolidated net income, as audited under U.S. GAAP for the fiscal year ended December 31, 1997, was $793,736. In accordance with Section 2.04 of the Exchange Agreement, an aggregate of 1,886,022 shares of Common Stock issued pursuant to the Exchange Agreement were automatically cancelled effective as of May 18, 1999 (which is the date of completion of the independent audit of Wonderwide's financial statements for the fiscal year ended December 31, 1997).

         Subsequent to the closing date of the Exchange Agreement, the Shareholder agreed to transfer to Wonderwide all of the issued and outstanding capital stock of Jenson International Travel Services Limited ("Jenson Travel") in exchange for the issuance to the Shareholder by the Company of 1,275,673 shares of Common Stock. The Shareholder also has agreed to contribute to the Company the sum of RMB36,535,000, representing the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998. In addition, the Shareholder has provided certain operating advances to the Company from time to time, in the aggregate amount of RMB70,000,000. With respect to such advances, the Company and the Shareholder have agreed that (i) RMB36,535,000 shall be applied to offset in full the obligation of the Shareholder to contribute to the Company an amount equal to the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998, and (ii) in exchange for the remaining amount of such advances of RMB33,465,000, the Company shall issue to the Shareholder an aggregate of 501,484 shares of Common Stock. The foregoing transactions are described in an Investment Agreement dated as of May 18, 1999, entered into by and between the Company and the Shareholder.

BUSINESS OPERATIONS

         Jenson International, Inc., (formerly known as Best Medical Treatment Group, Inc., Gaensel Gold Mines, Inc. and World Technologies & Trading Company) (the "Company"), was incorporated under the original name Chatham Energy Corporation on September 13, 1981, under the laws of the State of Nevada. The Company subsequently changed its name to World Technologies & Trading Company on May 15, 1983, and to Gaensel Gold Mines, Inc. on August 2, 1984, and to Jenson International, Inc. on June 3, 1998.

         The Company had no operations from 1984 until early 1997. On March 31, 1997, the Company acquired all of the capital stock of Lifeline Medical Information Systems, Inc. ("Lifeline"). In connection with this transaction, the Company issued an aggregate of 800,000 shares of common stock, $.001 par value per share ("Common Stock").

         On March 12, 1998, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with C.M. Cheng (the "Shareholder"). Pursuant to the Exchange Agreement, the Company acquired from the Shareholder all of the outstanding shares of Wonderwide Consultants Limited (BVI) ("Wonderwide") in exchange for the issuance to the Shareholder at 2,230,000 shares of Common Stock. The closing date of the transaction was March 16, 1998.


         WONDERWIDE AND ITS SUBSIDIARIES.

         Wonderwide, is the holding company for four subsidiaries: (i) King Yuen Investment & Development Limited ("King Yuen"); (ii) Qin Dynasty Hotel (Xian) Ltd. ("Qin Dynasty"); (iii) Malee Consultants Limited ("Malee"); and (iv) Jenson International Travel Services Limited ("Jenson Travel"). Jenson Travel did not become a subsidiary of the Company until after December 31, 1998.

         King Yuen was incorporated during 1985 to establish a Sino-foreign co-operative joint venture agreement (the "CJV Agreement") signed with an unrelated party in the PRC to establish Qin Dynasty. The investment in Qin Dynasty by King Yuen was primarily financed by an interest free advance from C.M. Cheng, who was the principal shareholder of King Yuen at the time of such advance.

         Qin Dynasty is a sino-foreign co-operative joint venture enterprise registered in the PRC on November 20, 1986, and principally engaged in the ownership and operation of the Qin Dynasty Hotel in Xian ("Qin Dynasty Hotel").

         Malee is principally engaged in the business of providing consulting services.

         Jenson Travel is principally engaged in the business of providing travel services.

         The Company and its subsidiaries are principally engaged in two business segments: (i) the operation of a hotel in the People's Republic of China ("PRC"); and (ii) the provision of consulting services to certain parties in the PRC.

         HOTEL OPERATIONS.

         The Qin Dynasty Hotel is an international four-star hotel located at the west boundary of the ancient city wall in Xian, China. Xian is the ancient capital of 11 Chinese dynasties, a major tourist destination and the starting point of the ancient silk road to the West. The Qin Dynasty Hotel has 170 rooms and suites, three restaurants (Cantonese, Chinese and Western), a business center, a karoake, a discotheque, a beauty salon, a health club and a lounge. Qin Dynasty has a joint venture term of 30 years, ending on November 20, 2016. During 1998 the Company spent over RMB17 million to refurbish the hotel rooms and the dining outlets and to install a health center which provides massage and hot spa services for the hotel guests. The occupancy rate of the Qin Dynasty Hotel was 56.75% in 1997 and 71.06% in 1998.

         CONSULTING SERVICES AND TRAVEL SERVICES.

         On December 28, 1994, King Yuen entered into a consulting agreement (the "Consulting Agreement"). Under the Consulting Agreement, King Yuen agreed to provide certain consulting services to an entity to establish a temple theme park in the PRC. The other party, or entity, to the Consulting Agreement was formerly an affiliate of C.M. Cheng and is now beneficially owned and controlled by Mr. Lee Seow Pheng and Mr. Zhang Rui Lin.

         Following a reorganization of C.M. Cheng's private businesses in 1996, the consulting services under the Consulting Agreement were carried out by Malee instead of King Yuen. On May 13, 1999, King Yuen, the entity and Malee signed an agreement to formalize the transfer of the consulting business to Malee and to provide for similar services to be carried out by Malee for the period from 1997 to 1999 ("Temple Agreement").

         On December 8, 1995, King Yuen entered into an arrangement with Guangzhou Universal Ocean Biological Science Corporation (the "Guangzhou Agreement") to provide consulting services to establish an ocean park in Xian. Since 1996, the consulting services under the Guangzhou Agreement have been provided by Malee instead of King Yuen. On June 2, 1998, an agreement was entered into to formalize this arrangement for the period from 1997 to 2000 ("Ocean Park Agreement").

         Jenson Travel provides group travel and tour services for visitors from other countries who travel to the PRC.

EMPLOYEES

         As of March 1999, the Company and its subsidiaries employ a total of 367 persons, 310 of which are full-time employees, and all of which reside in the PRC.

         As required by the PRC government regulations, the Company is required to provide certain staff welfare and benefits for all of its permanent employees who are located in the PRC. The aggregate rate of these statutory provisions during the years ended December 31, 1996, 1997 and 1998 was approximately 83%, 68% and 72%, respectively, of the base salary of the permanent employees. The total expense of staff welfare and benefits of the Company for the years ended December 31, 1996, 1997 and 1998 was RMB2,023,504, RMB1,583,908 and
RMB1,817,600, respectively. These amounts include amounts for a defined contribution retirement plan, a staff housing fund and inflation allowances.

         The monthly contribution to the defined contribution retirement plan, labor and medical insurance fund, staff housing fund and inflation allowances for the year ended December 31, 1996, was 18%, 40%, and 24% respectively, of base salary and RMB20 per employee in the PRC. The monthly contribution to the defined contribution retirement plan, labor and medical insurance fund, staff housing fund and inflation allowances for the year ended December 31, 1997 was 20.5%, 17%, and 30%, respectively, of base salary and RMB20 per employee in the PRC. The monthly contribution to the defined contribution retirement plan, labor and medical insurance fund, staff housing fund and inflation allowances for the year ended December 31, 1998 was 27.5%, 14%, and 30% of the base salary and RMB20 per employee in the PRC.

         Except for the Qin Dynasty Hotel, the Company does not have any retirement plans. Pursuant to PRC government regulations, Qin Dynasty has a defined contribution retirement plan for all its permanent employees. The monthly contributions of Qin Dynasty for permanent employees to the defined contribution retirement plan were 18%, 20.5% and 27.5% of the base salary of the permanent employees for the years ended December 31, 1996, 1997 and 1998, respectively. The pension expense to the Company during the years ended December 31, 1996, 1997 and 1998 were RMB413,939, RMB506,355 and RMB566,464, respectively.

         The Company's administrative services are provided by King Pacific International Holdings Limited ("King Pacific") for a monthly fee of HK$30,000 (US$3,846). King Pacific is listed on the Hong Kong Stock Exchange and Mr. C.M. Cheng is a principal shareholder of King Pacific.

CERTAIN RECENT DEVELOPMENTS

         On January 1, 1999, the Company entered into a sale and purchase agreement with C.M. Cheng and Ching Kwok Leung to acquire, for consideration of HK$200,000 (equivalent to approximately US$26,000), the entire issued share capital of Jenson Travel in which C.M.

Cheng and Ching Kwok Leung had beneficial ownership interests. The Company acquired Jenson Travel in order to capitalize on the group tour business.

         Pursuant to those certain agency agreements entered into on February 1, 1999, and effective on January 1, 1999, with four entities in which Mr. Cheng has beneficial ownership interests, Yellowhead Inn, King Sun Trading Limited, Jenda Enterprises Company Limited and Beijing City Hotel Company Limited (collectively, "Agents), the Agents have appointed Jenson Travel to handle its customers for the Hong Kong, Macau and Xian stages of arranged trips. On February 1, 1999, effective January 1, 1999, Jenson Travel also entered into a contract with an unrelated party, Foreign Enterprise Service Corporation ("FESCO"), whereby FESCO was appointed as a sub-contractor for the operation of the Xian stages of the trips and at the same time, FESCO also entered into a contract with Qin Dynasty to appoint Qin Dynasty as the sub-contractor for the operation of the Xian stages of the trips. Jenson Travel will provide customers with sight-seeing services and accommodation arrangement services in Hong Kong and Macau, whereas Qin Dynasty will provide these services in Xian.

         On February 1, 1999, effective January 1, 1999, the Company entered into a consulting contract with C.M. Cheng for consulting services provided for the Temple Agreement and the Ocean Park Agreement. The annual consulting fee payable to C.M. Cheng is 2% of the consulting service fee income recognized by the Company pursuant to the Temple Agreement and the Ocean Park Agreement.

         On May 7, 1999, effective January 1, 1999, the Company entered into a management agreement for a period of two years whereby a company in which C.M. Cheng has a beneficial ownership interest, will provide office space and administrative and accounting services. The management fee is a monthly payment of HK$30,000.

         The Company's administrative services are provided by King Pacific International Holdings Limited ("King Pacific") for a monthly fee of HK$30,000 (US$3,846). King Pacific is listed on the Hong Kong Stock Exchange and Mr. C.M. Cheng is a principal shareholder of King Pacific.


ITEM 2.           PROPERTIES

         Qin Dynasty Hotel is the Company's major property which is located in the hub of Xian city and is close to the Yuxiang Mun exit of the ancient city wall. The immediate area surrounding the Qin Dynasty Hotel property is a mixture of medium to low-rise buildings containing retail facilities and residential apartments.

         The Qin Dynasty Hotel is a four-star hotel located at the west boundary of the ancient city wall in Xian China. Xian is the ancient capital of 11 Chinese dynasties, a major tourist destination and the starting point of the ancient silk road to the West. The Qin Dynasty Hotel has 170 rooms and suites, three restaurants (Cantonese, Western, and Chinese), a business center, a karoake, a discotheque, a beauty salon, a health club and a lounge. Qin Dynasty has a joint venture term of 30 years, ending on November 20, 2016. During 1998 the Company spent over RMB17 million to refurbish the hotel rooms and the dining outlets and to install a health center which provides massage and hot spa services for the hotel guests.

         The occupancy rate for the Qin Dynasty Hotel was 56.75% in 1997 and 71.06% in 1998.

         The Company leases the land on which the Qin Dynasty Hotel is located ("Dynasty Hotel Lease"). The Dynasty Hotel Lease expires in 2001. However, the Company has obtained legal advice that the term of the Dynasty Hotel Lease can be extended to the year 2016. The Company is presently applying for an extension of the Dynasty Hotel Lease until the year 2016, although no assurances can be given that such an extension will be granted.

ITEM 3.           LEGAL PROCEEDINGS

         In August 1988, Qin Dynasty signed a loan agreement (the "Loan Agreement") with a company in the PRC (the "Plaintiff") to provide a loan in the amount of US$ 2,000,000 to Qin Dynasty. Under the Loan Agreement, the loan accrued interest at the 6-month LIBOR rate plus 0.8% per annum and was repayable 24 months after the first draw down date in four equal half-yearly installments of US$500,000. The loan was secured by a RMB10,000,000 deposit (approximately equivalent to the loan amount on the draw down date) provided by C.M. Cheng on behalf of Qin Dynasty to the Plaintiff and accrued interest at a fixed annual interest rate of 7.2%. The Plaintiff was required to refund the deposit to C.M. Cheng in four equal half-yearly installments of RMB2,500,000 on the maturity dates of the four half-yearly principal installments of US$500,000 on March 3, 1991, September 3, 1991, March 3, 1992 and September 3, 1992, respectively. However, Qin Dynasty did not repay any portion of the loan and the Plaintiff did not request settlement during the period because the Company contends there was a verbal agreement (the "Verbal Agreement") between the parties whereby the parties agreed that the quarterly principal payment of US$500,000 would be set off against RMB2,500,000 of the deposit in case of default in repayment.

         The Plaintiff made its first demand for the settlement under the Loan Agreement in March 1994. Qin Dynasty refused to pay in view of the existence of the Verbal Agreement.

         The Plaintiff then filed a lawsuit against Qin Dynasty and in May 1996, PRC court determined that the first three installments of the loan repayment with an aggregate value of US $1.5 million should be set-off against RMB7.5 million of C.M. Cheng's deposit and that Qin Dynasty should repay the fourth loan installment of US$500,000 to the Plaintiff in return for a refund of the remaining RMB2,500,000 deposit to Cheng Chao Ming. All related interest expenses and penalty interest for the delay of repayment in respect of the US$500,000 loan principal and RMB2,500,000 deposit to be computed and settled in accordance with the Loan Agreement. The related liabilities arising from the loan to Qin Dynasty have been accrued in accordance with the court's determination as of December 31, 1998. The Plaintiff has filed an appeal. The Company's directors believe that the ultimate resolution of this matter will not have any material impact on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS

MARKET INFORMATION

         The Common Stock of Jenson International, Inc. is traded on the OTC Electronic Bulletin Board under the symbol JENS. During 1998, however, there was extremely limited trading activity. The reported high and low per share sales prices of the Common Stock from June 12, 1998 through December 31, 1998 were $16.00 and 7/64, respectively.

HOLDERS

         As of December 31, 1998, there were approximately 500 shareholders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never paid dividends and has no present intention of paying dividends in the foreseeable future. It is the policy of the Board of Directors to retain all earnings to provide for the future growth of the Company by investing such earnings in product development, acquisition or expansion. Consequently, it does not expect to pay dividends within the foreseeable future.

SALES OF COMPANY'S SECURITIES IN 1999

         Pursuant to a Share Exchange Agreement dated as of March 12, 1998 (the "Agreement") by and between the Company and C.M. Cheng (the "Shareholder"), the Company acquired from the Shareholder all of the outstanding shares of Wonderwide Consultants Limited (BVI) ("Wonderwide") in exchange for the issuance to the Shareholder of 2,230,000 shares of Common Stock of the Registrant. The closing date of the transaction was March 16, 1998.

         Section 2.04 of the Agreement provides that in the event that Wonderwide's consolidated net income, as audited under U.S. GAAP is less than $2.5 million for the year ended December 31, 1997, then the Shareholder will cancel that number of shares of Common Stock necessary to increase Company earnings per share of Common Stock to that level that would have existed had Wonderwide's 1997 earnings met the minimum level stated above (before adjustment for any splits or new issuances post closing). Wonderwide's consolidated net income, as audited under U.S. generally accepted accounting principles for the fiscal year ended December 31, 1997, was $793,736. In accordance with Section 2.04 of the Agreement, an aggregate of 1,886,022 shares of Common Stock issued to the Shareholder on the closing date of the Agreement were automatically cancelled effective as of May 18, 1999 (which is the date of completion of the audit of Wonderwide's financial statements for the fiscal year ended December 31, 1997).

         Subsequent to the closing date of the Agreement, the Shareholder agreed to transfer to Wonderwide all of the issued and outstanding capital stock of Jenson Travel in exchange for the issuance to the Shareholder by the Company of 1,275,673 shares of Common Stock. The Shareholder also has agreed to contribute to the Company the sum of RMB36,535,000, representing the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998. In addition, the Shareholder has provided certain operating advances to the Company from time to time, in the aggregate amount of RMB70,000,000. With respect to such advances, the Company and the Shareholder have agreed that (i) RMB36,535,000 shall be applied to offset in full the obligation of the Shareholder to contribute to the Company an amount equal to the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998, and (ii) in exchange for the remaining amount of such advances of RMB33,465,000, the Company shall issue to the Shareholder an aggregate of 501,484 shares of Common Stock. The foregoing transactions are described in an Investment Agreement dated as of May 18, 1999 entered into by and between the Company and the Shareholder.

         After giving effect to (i) the cancellation of 1,886,022 shares of Common Stock pursuant to Section 2.04 of the Agreement, (ii) the issuance of 1,275,673 shares of Common Stock to the Shareholder in exchange for the contribution by the Shareholder to Wonderwide of 100% of the capital stock of Jenson Travel, and (iii) the issuance of 501,484 shares of Common Stock to shareholder in exchange for certain operating advances previously made to the Company by the Shareholder, a total of 2,654,978 shares of Common Stock are issued and outstanding, of which 2,121,135 shares are held by the Shareholder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein. Amounts are in RMB, unless indicated otherwise. The exchange rate was US$1.00 to RMB8.30 as of December 31, 1996, RMB8.30 as of December 31, 1997 and RMB8.30 as of December 31, 1998.



FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain statements which are forward-looking statements within the meaning of the Safe Harbor Provisions of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to future events or the future financial performance of the Company. In some cases, you can identify forward-looking statement by terminology such a "May," "Will," "Should," "Expects," "Plans," "Anticipates," "Believes," "Estimates," "Predicts," "Potential, or "Continue" or the negative of such terms and other comparable terminology. These only reflect management's expectations and estimates on the date of this report. Actual events or results may differ materially from these expectations. In evaluating those statements, you should specifically consider various factors, including the risk included in the reports filed by the Company with the SEC. These factors may cause actual results to differ materially from any forward-looking statements. The Company is not undertaking any obligation to update any forward-looking statements contained in this report.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         SALES.

         For the year ended December 31, 1998, net sales were RMB21,382,794, of which RMB15,251,762 (71.3%) was from the hotel operation and RMB6,131,032 (28.7%) was from the consulting services.

         For the year ended December 31, 1997, net sales were RMB28,015,004, of which RMB12,786,027 (45.6%) was from the hotel operation and RMB15,228,977 (54.4%) was from the consulting services.

         Net sales decreased by RMB6,632,210 (23.7%) in 1998 as compared to 1997. This decrease in sales was mainly due to the drop in the consulting services income during 1998.

         OPERATING EXPENSES.

         Operating expenses increased by RMB5,457,969 or 28.8% in 1998 as compared to 1997 was mainly contributed by the significant increase in the legal and professional fees and management fee by RMB2,790,246 and RMB385,200, respectively. The legal and professional fees incurred in 1998 mainly represented audit fees, legal counsel fees and professional expenses incurred for the reverse acquisition of Best Medical Treatment Group, Inc. during 1998. The management fee in 1998 represented the professional services acquired in relation to the Company's registered office, accounting and administrative function during 1998.

         INTEREST INCOME AND INTEREST EXPENSES.

         For the year ended December 31, 1998, interest expense was RMB2,042,860 as compared to RMB1,977,368 in fiscal 1997. No material interest income were noted in fiscal 1997 and 1998.

         INCOME TAXES.

         For the year ended December 31, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB205,000 tax provision was made during 1998.

         For the year ended December 31, 1997, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB513,000 tax provision was made during 1997.

         Save as disclosed above, no other companies within the Group has assessable income during fiscal 1997 and 1998.

         NET (LOSS)/INCOME BEFORE INCOME TAXES.

         Net loss for the year ended December 31, 1998 was RMB5,259,656 as compared to net income before income tax of RMB6,588,015 in 1997. This significant decrease in net income was mainly due to a significant decrease in consulting services income recognized and a significant increase in the operating expenses during 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         SALES.

         For the year ended December 31, 1997, net sales were RMB28,015,004, of which RMB12,786,027 (45.6%) was from the hotel operation and RMB15,228,977 (54.4%) was from the consulting services.

         For the year ended December 31, 1996, net sales were RMB15,012,370, of which the whole amount was exclusively generated from the hotel operation since the consulting agreements on hand commenced from January 1, 1997. So, no consulting service revenue was generated in fiscal 1996.

         In 1997, revenue from the hotel operation decreased by RMB1,708,258 or 11.8% from RMB14,494,285 to RMB12,786,027 and such decrease mainly resulted from the keen competition of the industry in Xian.

         OPERATING EXPENSES.

         For the year ended December 31, 1997, operating expenses were RMB18,936,621 or 67.6% of net sales, consisting of direct operating expenses of RMB6,074,442 or 21.7% of net sales and other operating expenses of RMB12,862,179 or 45.9% of net sales.

         For the year ended December 31, 1996, operating expenses were RMB20,634,189 or 137.4% of net sales, consisting of direct operating expenses of RMB6,662,081 or 44.4% of net sales and other operating expenses of RMB13,972,108 or 93.0% of net sales.

         Operating expenses decreased by RMB1,697,568 or 8.3% in 1997 as compared to 1996 was mainly due to the decrease in the hotel's overall occupancy rate in 1997. So, the direct operating expenses and other operating expenses decreased accordingly.

         INTEREST INCOME AND INTEREST EXPENSES.

         For the year ended December 31, 1997, interest expense was RMB1,977,368 as compared to RMB1,837,040 in fiscal 1996. No material interest income were noted in fiscal 1996 and 1997.

         INCOME TAXES.

         For the year ended December 31, 1997, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB513,000 tax provision was made during 1997.

         Except as disclosed above, no other subsidiaries within the Company had assessable income during fiscal 1996 and 1997.

         NET (LOSS)/INCOME BEFORE INCOME TAXES.

         Net income for the year ended December 31, 1997 was RMB6,588,015 as compared to net loss of RMB7,458,859 in 1996. This significant increase in net income in 1997 was mainly due to a significant increase in consulting services income recognized during 1997 as the consulting services agreements commenced from January 1, 1997.

CONSOLIDATED FINANCIAL RESOURCES - DECEMBER 31, 1998

         LIQUIDITY AND CAPITAL RESOURCES.

         For the year ended December 31, 1998, the Company's operations provided cash resources of RMB17,338,278. The major components of the cash provided from operations in 1998 were the decrease of RMB13,072,236 in accounts receivable, the increase of RMB5,140,072. RMB17,929,451 were used in investing activities for the purchases of property, plant and equipment. The Company's cash balance increased by RMB8,876 to RMB825,433 at December 31, 1998, as compared to RMB816,557 at December 31, 1997. The Company's net working capital deficit increased by RMB18,668,130 to RMB57,323,390 at December 31, 1998, as compared to RMB38,655,260 at December 31, 1997. As a result, the Company's current ratio decreased to 0.07 to 1 at December 31, 1998, as compared to 0.31 to 1 at December 31, 1997.

         For the year ended December 31, 1998, the net cash used in the Company's investing activities amounted to RMB17,925,451 which was mainly used in the renewal and renovation of the hotel's guest rooms, dining facilities and health centre.

         For the year ended December 31, 1998, the net cash provided by financing activities amounted to RMB596,049 and represented the renewal of the short-term bank borrowing. The short-term bank borrowing will mature in December 1999.

         The Company is currently operating at a loss and has net working capital deficit. The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, who has provided a letter of financial support to the Company.

         The management is currently seeking alternative ways to improve the liquidity of the Company. On May 18, 1999, the principal shareholder signed an investment agreement with the Company to forego repayment on the advances made by him of RMB70,000,000 in exchange for 501,484 shares of Common Stock of the Company.

         On December 31, 1998, the Company has outstanding capital commitments in respect of renovations to the hotel in Xian of approximately RMB1,421,000.


FOREIGN CURRENCY EXCHANGE AND INFLATION

         The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. The conversion of Renminbi into United States Dollars and other foreign currencies is based on the rate set by the PBOC, which is set based on the previous day's PRC interbank foreign exchange market rate and with reference to current exchange rates on the world financial markets.

         Foreign investment enterprises may generally remit out of the PRC profits or dividends derived from a source within the PRC, subject to the availability of foreign currency. Except for such profits or dividends, remittance out of the PRC by foreign investors of any other amount (including proceeds from a disposition of an investment in the PRC) is subject to the approval of the State Administration of Foreign Exchange and the availability of foreign currency (at the central government of provincial level). In addition, if there is a deterioration in the PRC's balance of payments or for other reasons, the PRC may impose restrictions on foreign currency remittances abroad. No assurance can be given that the Company's PRC subsidiaries will be able or permitted to remit out of the PRC amounts due to the Company.

         In the most recent decade, the Chinese economy has experienced rapid economic growth as well as relatively high rates of inflation, which in turn resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit. The success of the Company depends in substantial part upon the continued growth and development of the Chinese economy.

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, influctations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994, the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of currencies. Effective December 1, 1998, the foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

         The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB.

YEAR 2000 ISSUE

         The Year 2000 Issue results in the fact that certain computer programs have been written using two digits rather than four digits to designate the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

         Due to the number of distributors and suppliers that the Company conducts business with on a continuing basis, and their varying levels of sophistication with respect to utilization of computer systems, the Company is currently unable to determine if such parties have fully addressed the Year 2000 Issue as it relates to their respective operating systems. However, the Company does not believe that a Year 2000 system failure by any of such parties will, in the aggregate, have a material adverse effect on the Company's consolidated results of operations, financial position or cash flow.

ITEM 7.           FINANCIAL STATEMENTS

         The consolidated financial statements and related financial information required to be filed are set forth below beginning on page F-1.

JENSON INTERNATIONAL INC.
(FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997, AND RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, SHAREHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND INDEPENDENT AUDITORS' REPORT




CONTENTS                                                                   Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT...........................................    F-1

CONSOLIDATED BALANCE SHEETS............................................    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS..................................    F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY........................    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS..................................    F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.........................    F-6



         INDEPENDENT AUDITORS' REPORT

         TO THE SHAREHOLDERS AND DIRECTORS OF JENSON INTERNATIONAL INC. (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

         We have audited the accompanying consolidated balance sheets of Jenson International Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Jenson International Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

         Our audits also comprehended the translation of Renminbi amounts into United States dollar ("US$") amounts and, in our opinion, such translation has been made in conformity with the basis stated in note
         3. Such US$ amounts are presented solely for the convenience of readers in the United States of America.

         We draw your attention to note 14 which state that the Company is exposed to certain risks through its operations in the People's Republic of China.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the deficiency in the Company's working capital raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also discussed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         DELOITTE TOUCHE TOHMATSU
         Hong Kong
         May 27, 1999

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  As of December 31,
                                                                               -----------------------------------------------
                                                                               1997                 1998                  1998
                                                                               ----                  ----                ----
                                                                               RMB                   RMB                 US$
                                                                                                                      (note 3)
                      ASSETS
Current assets:
  Cash and cash equivalents ...........................................           816,557            825,433             99,450
  Accounts receivable, net of allowance for
    doubtful accounts of RMB639,470 and
    RMB807,681 for 1997 and 1998,
    respectively (note 4) .............................................        15,430,374          2,189,927            263,847
  Inventories .........................................................           779,198            767,702             92,494
  Prepayments, deposits and other receivables .........................           410,570            795,282             95,817
                                                                              -----------        -----------        -----------
Total current assets ..................................................        17,436,699          4,578,344            551,608
Property, plant and equipment, net of
  accumulated depreciation and amortization
  of RMB46,974,826 and RMB50,959,580 for
  1997 and 1998, respectively (note 5) ................................        34,134,339         47,717,113          5,749,050
                                                                              -----------        -----------        -----------
Total assets ..........................................................        51,571,038         52,295,457          6,300,658
                                                                              ===========        ===========        ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings (note 6) .................................        24,964,050         25,560,099          3,079,530
  Accounts payable ....................................................         3,369,771          2,556,854            308,055
  Accrued hotel advisory fee ..........................................         3,345,359          3,269,047            393,861
  Interest payable ....................................................         2,600,106          3,185,756            383,826
  Statutory provision for staff welfare and benefits
    (note 7) ..........................................................         9,376,307         10,614,268          1,278,827
  Accrued expenses ....................................................         5,737,834         10,877,906          1,310,591
  Other creditors .....................................................         1,431,002          4,123,047            496,753
  Amount due to the principal shareholder (note 8a) ...................         4,754,530            996,757            120,091
  Income tax payable ..................................................           513,000            718,000             86,506
                                                                              -----------        -----------        -----------
Total current liabilities .............................................        56,091,959         61,901,734          7,458,040
                                                                              -----------        -----------        -----------
Advances from the principal shareholder (note 8b) .....................        70,000,000         70,000,000          8,433,735
                                                                              -----------        -----------        -----------
Commitments and contingencies (note 16)
Shareholders' equity:
  Common stock par value US$0.001; authorized 50,000,000 shares; issued
    2,623,843 and 2,763,843 at December 31, 1997 and 1998,
    respectively ......................................................            21,771             22,933              2,763
  Additional paid-in capital ..........................................          (180,110)            (6,972)              (840)
  Accumulated deficit .................................................       (74,362,582)       (79,622,238)        (9,593,040)
                                                                              -----------        -----------        -----------
Total deficiency of shareholders' equity ..............................       (74,520,921)       (79,606,277)        (9,591,117)
                                                                              -----------        -----------        -----------
Total liabilities and shareholders' equity ............................        51,571,038         52,295,457          6,300,658
                                                                              ===========        ===========        ===========


         See accompanying notes to the consolidated financial statements

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended December 31,
                                                             --------------------------------------------------------------------
                                                                1996             1997                 1998              1998
                                                                ----             ----                 ----              ----
                                                                 RMB              RMB                  RMB               US$
                                                                                                                       (note 3)
Revenues:
  Hotel operations:
    Rooms ...........................................         7,044,523          6,720,133          9,696,085          1,168,203
    Food and beverage ...............................         6,604,973          5,570,167          5,340,345            643,415
    Other operating departments .....................         1,593,320          1,164,540          1,015,128            122,305
    Sales tax .......................................          (748,531)          (668,813)          (799,796)           (96,361)
                                                            -----------        -----------        -----------        -----------
                                                             14,494,285         12,786,027         15,251,762          1,837,562
  Consultancy services ..............................              --           15,480,000          6,200,000            746,988
  Other .............................................           518,085            135,977             86,032             10,365
  Sales tax for consultancy services ................              --             (387,000)          (155,000)           (18,675)
                                                            -----------        -----------        -----------        -----------
Total revenue .......................................        15,012,370         28,015,004         21,382,794          2,576,240
                                                            -----------        -----------        -----------        -----------
Operating expenses:
  Hotel operations by department:
    Rooms ...........................................         1,770,583          1,782,072          1,748,464            210,658
    Food and beverage ...............................         4,490,224          3,899,733          3,518,934            423,968
    Other operating departments .....................           401,274            392,637            332,940             40,113
Consultancy services:
    Consultancy fee paid to the principal shareholder              --                 --              124,000             14,940
Other operating expenses:
    Administrative and general ......................         2,808,907          2,309,773          3,607,902            434,687
    Consultancy fee paid to the consultant (note 10)               --                 --              174,300             21,000
    Depreciation and amortization ...................         4,131,413          4,016,213          4,280,814            515,761
    Electricity, gas and water ......................         2,727,601          2,365,605          2,786,170            335,683
    Legal and professional fees .....................           163,727             60,508          2,850,754            343,464
    Management fee (note 8c) ........................              --                 --              385,200             46,410
    Provision for staff welfare and benefits ........         1,074,382            809,845            867,495            104,517
    Repairs and maintenance .........................           522,211            725,741            809,646             97,548
    Salaries and allowances .........................         2,543,867          2,574,494          2,907,971            350,358
                                                            -----------        -----------        -----------        -----------
Total operating expenses ............................        20,634,189         18,936,621         24,394,590          2,939,107
                                                            -----------        -----------        -----------        -----------
Net operating (loss) income .........................        (5,621,819)         9,078,383         (3,011,796)          (362,867)
Interest expense ....................................        (1,837,040)        (1,977,368)        (2,042,860)          (246,128)
                                                            -----------        -----------        -----------        -----------
(Loss) income before income taxes ...................        (7,458,859)         7,101,015         (5,054,656)          (608,995)
Income taxes (note 9) ...............................              --             (513,000)          (205,000)           (24,699)
                                                            -----------        -----------        -----------        -----------
Net (loss) income for the year ......................        (7,458,859)         6,588,015         (5,259,656)          (633,694)
                                                            ===========        ===========        ===========        ===========
(Loss) earnings per share
  Basic .............................................            (10.11)              8.93              (5.99)             (0.72)
                                                            ===========        ===========        ===========        ===========
Weighted average number of shares of
  common stock outstanding
    Basic ...........................................           737,821            737,821           877,821             877,821
                                                            ===========        ===========        ==========         ===========

         See accompanying notes to the consolidated financial statements

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common stock
                                           -----------------------------------                                      Total
                                                                                  Additional                    deficiency of
                                                                                    paid-in     Accumulated     shareholders'
                                              Shares       Amount      Amount       capital       deficit          equity
                                              ------       ------      ------       -------       -------          ------
                                                             US$         RMB          RMB           RMB              RMB
Balance at January 1, 1996..............    1,018,843      1,018       8,449      (66,209)     (73,491,738)    (73,549,498)

Recapitalization in connection with the
  disposal of subsidiary................     (625,000)      (625)     (5,187)       4,357             -               (830)

Recapitalization in connection with the
  Company's acquisition of Wonderwide...    2,230,000      2,230      18,509      (18,501)            -                  8

Net loss................................         -          -           -            -          (7,458,859)     (7,458,859)
                                            ---------   --------    --------   ----------       ----------      ----------

Balance at December 31, 1996............    2,623,843      2,623      21,771      (80,353)     (80,950,597)    (81,009,179)

Expenses incurred by the Company prior to
  the acquisition of Wonderwide.........         -          -           -         (99,757)            -            (99,757)

Net income..............................         -          -           -            -           6,588,015       6,588,015
                                            ---------   --------    --------   ----------       ----------      ----------

Balance at December 31, 1997............    2,623,843      2,623      21,771     (180,110)     (74,362,582)    (74,520,921)

Issue to effect a consulting agreement..      140,000        140       1,162      173,138             -            174,300

Net loss................................         -          -           -            -          (5,259,656)     (5,259,656)
                                            ---------   --------    --------   ----------       ----------      ----------

Balance at December 31, 1998............    2,763,843      2,763      22,933       (6,972)     (79,622,238)    (79,606,277)
                                            =========  =========   =========   ==========    =============      ==========
Translated to US$
Balance at December 31, 1998............
  (note 3)..............................    2,763,843   US$2,763    US$2,763      (US$840)   (US$9,593,040)  (US$9,591,117)
                                            =========  =========   =========   ==========    =============   =============


         See accompanying notes to the consolidated financial statements

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                              ----------------------------------------------------------
                                                              1996              1997             1998              1998
                                                              ----              ----             ----              ----
                                                               RMB               RMB              RMB               US$
                                                                                                                 (note 3)
Cash flows from operating activities:
  Net (loss) income ....................................     (7,458,859)      6,588,015      (5,259,656)       (633,694)
  Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization ....................      4,131,413       4,016,213       4,280,814         515,761
      Consulting fees ..................................           --              --           174,300          21,000
      Provision (write-back) for doubtful accounts .....        129,764         (54,421)        168,211          20,266
      (Gain) loss on disposal of property, plant and
        equipment ......................................       (148,878)          8,660          61,863           7,453
      Changes in working capital components:
        Accounts receivable ............................         21,926     (13,809,121)     13,072,236       1,574,968
        Inventories ....................................        118,025         153,309          11,496           1,385
        Prepayments, deposits and other receivables ....        354,003         (99,253)       (384,712)        (46,351)
        Accounts payable ...............................          1,389         154,149        (812,917)        (97,942)
        Accrued hotel advisory fee .....................        101,709         219,964         (76,312)         (9,194)
        Interest payable ...............................         53,818          99,384         585,650          70,560
        Statutory provision for staff welfare and
          benefits .....................................      1,839,860       1,159,078       1,237,961         149,152
        Accrued expenses ...............................        631,150         349,915       5,140,072         619,286
        Other creditors ................................        512,066         131,191       2,692,045         324,343
        Amount due to the principal shareholder ........        259,627      (1,413,966)     (3,757,773)       (452,743)
        Income tax payable .............................           --           513,000         205,000          24,699
                                                            -----------     -----------     -----------     -----------
Net cash provided by (used in) operating activities ....        547,013      (1,983,883)     17,338,278       2,088,949
                                                            -----------     -----------     -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment ............       (572,214)       (616,426)    (17,929,451)     (2,160,175)
  Proceeds from the disposal of property, plant and
    equipment ..........................................        746,000         160,000           4,000             482
                                                            -----------     -----------     -----------     -----------
Net cash provided by (used in) investing activities ....        173,786        (456,426)    (17,925,451)     (2,159,693)
                                                            -----------     -----------     -----------     -----------
Cash flows from financing activities:
  New bank borrowings ..................................           --        10,000,000         596,049          71,813
  Repayment of bank borrowings .........................        (69,062)     (8,317,019)           --              --
                                                            -----------     -----------     -----------     -----------
Net cash (used in) provided by financing activities ....        (69,062)      1,682,981         596,049          71,813
                                                            -----------     -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents ...        651,737        (757,328)          8,876           1,069

Cash and cash equivalents
  Beginning of the year ................................        922,148       1,573,885         816,557          98,380
                                                            -----------     -----------     -----------     -----------
  End of the year ......................................      1,573,885         816,557         825,433          99,449
                                                            ===========     ===========     ===========     ===========
Supplemental disclosures of cash flow information:
  Interest paid ........................................      1,783,222       1,877,984       1,457,210         175,567
                                                            ===========     ===========     ===========     ===========


         See accompanying notes to the consolidated financial statements

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         Jenson International Inc. (formerly known as Best Medical Treatment Group Inc., Gaensel Gold Mines, Inc., World Technologies & Trading Company, Chatham Energy Corporation) (the "Company") was incorporated in the State of Nevada, the United States of America on September 13, 1981. The Company had no operations from 1984 until March 16, 1998 when the Company undertook a scheme (the "Scheme") pursuant to a Share Exchange Agreement ("Agreement") in which 2,230,000 shares of common stock of the Company were issued in exchange for the outstanding 1 ordinary share of Wonderwide Consultants Limited ("Wonderwide"), a British Virgin Islands corporation. On the same date, part of the outstanding common stock of the Company of 625,000 shares was cancelled pursuant to the Agreement in connection with the disposal of a former subsidiary.

         The exchange of shares has been accounted for as reverse acquisition and the Company, as the continuing legal entity, is assumed to be the acquiree. The accompanying financial statements include the consolidated results of operations and financial position of Wonderwide and its subsidiaries for all periods presented.

         The Company and its subsidiaries are principally engaged in the operation of a hotel in the People's Republic of China ("PRC") and the provision of consulting services to certain parties in the PRC.

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and are presented in Renminbi as the operations of the Company are predominantly denominated in Renminbi. This basis of accounting differs from that used in the preparation of the statutory financial statements of the relevant PRC subsidiary which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.


2.       GOING CONCERN

         These consolidated financial statements have been prepared on the going concern basis of accounting which assumes the Company will realize it assets and discharge its liabilities in the normal course of business. The Company is currently operating at a loss and has net liabilities. Should the Company be unable to continue as a going concern it may be required to realize its assets and settle its liabilities at amounts substantially different from the current carry values.

         The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, who has provided a letter of financial support to the Company.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued

3.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the assets, liabilities, revenues and expenses of all subsidiaries. All material intra-group transactions and balances have been eliminated.

         REVENUE RECOGNITION - Revenues represent the invoiced value for services provided, net of discounts. Revenues are recognized when services are rendered to customers.

         INVENTORIES - Inventories consist primarily of food and beverage products as well as consumable supplies and are stated at the lower of cost or market value. Cost is calculated using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Expenditure for normal repairs and maintenance that do not significantly extend the life of the property, plant and equipment is expensed as incurred. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets as follows:


         Buildings.......................................        25 years
         Furniture and fixtures..........................         5 years
         Plant, machinery and equipment..................   5 to 10 years
         Motor vehicles..................................         5 years


         IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.


         INCOME TAXES - Certain items are treated differently for financial reporting purposes than for income tax purposes. Pursuant to the provision of Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes", deferred tax is provided, under the liability method, for the resulting temporary differences between the financial reporting and tax bases of assets and liabilities, using the tax rates expected to be in effect when the related temporary differences reverse. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some part on, or all of, the deferred tax asset will not be realized.


         (LOSS) EARNINGS PER SHARE - (Loss) earnings per share are based on net
         (loss) income for the period and the weighted average number of common stock outstanding during each period. The weighted average number of common stock outstanding for the periods presented are calculated after taking the effect of the cancellation of 1,886,022 shares issued to Cheng Chao Ming as disclosed in note 19(e).


         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest-bearing savings accounts, and short-term bank deposits with original maturities of three months or less.


         FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's PRC subsidiary are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the People's Bank of China ("PBOC") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by PBOC prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the consolidated statements of operations in the period in which they occur.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


3.       SIGNIFICANT ACCOUNTING POLICIES - continued

         FOREIGN CURRENCY TRANSLATION - continued

         The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the balance sheet dates.

         Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate of US$1.00 = RMB8.3 as quoted by PBOC on December 31, 1998. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EFFECTS OF RECENT ACCOUNTING STANDARDS - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income", SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits".

         SFAS No.130 requires that an enterprise to report, by major components and a single total the change in its net assets during the period from non-owner sources. Since the Company did not have any items of other comprehensive income during the years presented, the net income (loss) reported in the consolidated statements of income is equivalent to the total comprehensive income.

         SFAS No.131, which superseded SFAS No.14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the pubic. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No.131 did not require any changes to the Company's existing financial statement disclosures.

         SFAS No.132 amends the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No.132 had no significant impact on the Company's current financial statements disclosures.

         NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued a new standard SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". Management has not yet completed the analysis of the impact this would have on the financial statements of the Company.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following:

                                                      As of December 31,
                                                      ------------------
                                                      1997           1998
                                                      ----           ----
                                                      RMB             RMB
Accounts receivable - trade .................      2,174,844       1,734,608
                    - consulting fees .......     13,895,000       1,263,000
Less: Allowance for doubtful accounts .......       (639,470)       (807,681)
                                                  ----------       ---------
                                                  15,430,374       2,189,927
                                                  ==========       =========



         Accounts receivable in respect of consulting fees are related to two service contracts signed between the Company and two unrelated parties on May 13, 1998 and June 2, 1998 to formally document previous consultancy service arrangements provided to the unrelated parties for the establishment of a temple and an amusement park in the PRC, referred to as the Temple Contract and the Ocean Park Contract, respectively.

         Changes to the allowance for doubtful accounts were as follows:

                                                   As of December 31,
                                            --------------------------------
                                             1996        1997         1998
                                             ----        ----         ----
                                             RMB         RMB          RMB
Balance as of beginning of year .......     564,127     693,891      639,470
Provided (written back) during the year     129,764     (54,421)     168,211
                                            -------     -------      -------
Balance as of end of year .............     693,891     639,470      807,681
                                            =======     =======      =======

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                          As of December 31,
                                                      --------------------------
                                                      1997                  1998
                                                      ----                  ----
                                                       RMB                   RMB
At cost:
  Buildings .....................................     30,018,407      30,048,490
  Furniture and fixtures ........................      7,194,469      24,125,260
  Plant, machinery and equipment ................     41,872,227      42,483,672
  Motor vehicles ................................      2,024,062       2,019,271
                                                      ----------      ----------
    Total .......................................     81,109,165      98,676,693
  Less: Accumulated depreciation and amortization    (46,974,826)    (50,959,580)
                                                      ----------      ----------
                                                      34,134,339      47,717,113
                                                      ==========      ==========



         The Company has an annual operating lease commitment of RMB120,000 in respect of the land on which the buildings are located until 2001. The Company has obtained legal advice that the term can be extended to 2016 as the joint venture term of the Company had already been extended to that date and is in the process of applying for the extension. Details of the operating lease commitments are described in note 16.


6.       SHORT-TERM BANK BORROWINGS

                                            As of December 31,
                                        ------------------------
                                          1997           1998
                                          ----           ----
                                           RMB           RMB
Short-term bank borrowings comprise:
Secured bank borrowings ............    17,658,445    18,254,494
Unsecured bank borrowings ..........     7,305,605     7,305,605
                                        ----------    ----------
                                        24,964,050    25,560,099
                                        ==========    ==========


         Interest rates of the short-term bank borrowings are generally based on London Interbank Offered Rates ("LIBOR") and the floating interest rates on foreign currencies of the Bank of China. At December 31, 1998, the interest rates of the short-term bank borrowings ranged from 6.50% to 12.00%.

         The bank borrowings are repayable on demand and there are no significant covenants or financial restrictions relating to the Company's short-term debt. The bank borrowings will mature in December 1999. The net book value of the property, plant and equipment pledged to banks in respect of the borrowings as of December 31, 1998 amounted to RMB20,635,595.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


7.       STATUTORY PROVISION FOR STAFF WELFARE AND BENEFITS

         As stipulated by PRC government regulations, the Company is required to make provisions for various categories of staff welfare and benefits for all its permanent employees in the PRC. The aggregate rate of these statutory provisions during the years ended December 31, 1996, 1997 and 1998 was approximately 83%, 68% and 72%, respectively, of the basic salary of the permanent employees. The total expense of staff welfare and benefits of the Company for the years ended December 31, 1996, 1997 and 1998 was RMB2,023,504, RMB1,583,908 and RMB1,817,600, respectively.

         The statutory provision for staff welfare and benefits includes amounts for a defined contribution retirement plan (see note 12), staff housing fund and inflation allowances.

         The monthly contribution of the defined contribution retirement plan, labor and medical insurance fund, staff housing fund and inflation allowances for the year ended December 31, 1996, was calculated at 18%, 40%, 24%, respectively, of the basic salary and RMB20 per employee and for the year ended December 31, 1997, was calculated at 20.5%, 17%, 30%, respectively, of the basic salary and RMB20 per employee in the PRC. The monthly contributions for these provisions for the year ended December 31, 1998 were calculated at 27.5%, 14%, 30% of the basic salary and RMB 20 per person, respectively, of the PRC permanent employees.


8.       RELATED PARTY TRANSACTIONS

         (a)      Amount due to the principal shareholder

                  The amount due to the principal shareholder represents advances from Cheng Chao Ming to the Company. The amount is interest free and has no fixed repayment terms.

         (b)      Advances from the principal shareholder

                  The advances from the principal shareholder are interest free and will not be repayable within twelve months. On May 18, 1999, Cheng Chao Ming agreed to forego repayment on the advances made by him of RMB70,000,000 in exchange for 501,484 shares of common stock of the Company.

         (c)      Management fee paid to a related party

                  The amount is in respect of the provision of office space and administrative and accounting services and is payable to a company in which Cheng Chao Ming has a beneficial ownership interest.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


9.       INCOME TAXES

         The components of (loss) income before income taxes are as follows:

                                            Year ended December 31,
                                   ------------------------------------------
                                    1996             1997              1998
                                    ----             ----              ----
                                     RMB              RMB               RMB
PRC ..........................     (7,458,859)     (7,991,985)     (7,170,556)
British Virgin Islands ("BVI")           --        15,093,000       2,115,900
                                   ----------      ----------      ----------
                                   (7,458,859)      7,101,015      (5,054,656)
                                   ==========       =========      ==========



         The Company had no taxable income in 1996. The provision for income taxes of the Company for the years ended December 31, 1997 and 1998 was RMB513,000 and RMB205,000, respectively.

         United States of America

         The Company is subject to taxes in the United States of America but had no taxable income for the years ended December 31, 1996, 1997 and 1998.

         Hong Kong (HK)

         The Company's subsidiary incorporated in HK is subject to the HK Profits Tax at the applicable tax rate (currently 16.0%) on its assessable profits computed in accordance with the Inland Revenue Ordinance in HK. The HK subsidiary has no assessable profits for the years ended December 31, 1996, 1997 and 1998.

         Under current HK laws, dividends and capital gains arising from the HK subsidiary's investments are not subject to Hong Kong Profits Tax, and no withholding tax is imposed on payments of dividends by the HK subsidiary to the Company.

         British Virgin Islands (BVI)

         The Company's subsidiaries incorporated in the BVI are not taxed in the BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiaries' investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company

         PRC

         The Company's subsidiary registered in the PRC other than HK are subject to China income taxes at the applicable tax rate (currently 33%) on taxable income as reported in their statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. The subsidiary in the PRC had no taxable income for the years ended December 31, 1996, 1997 and 1998.

         One of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax which amounted to RMB513,000 in 1997 and RMB205,000 in 1998.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


9.       INCOME TAXES - continued

         A reconciliation between the credit (provision) for income taxes computed by applying the statutory tax rates in the PRC for 1996, 1997 and 1998 to (loss) income before income taxes and the income tax provision is as follows:

                                                                                        Year ended December 31,
                                                                               -------------------------------------------
                                                                                   1996           1997            1998
                                                                                   ----           ----            ----
PRC statutory rate ........................................................            33%             33%             33%
                                                                               ----------      ----------      ----------
                                                                                     RMB          RMB              RMB
Credit (provision) for income taxes at statutory
  rate on (loss) income before income taxes for
  the year ................................................................     2,461,423      (2,343,335)      1,668,027
Income not subject to income taxes ........................................          --         4,467,690         493,247
Loss for which tax benefit is not available ...............................    (2,461,423)     (2,637,355)     (2,366,274)
                                                                               ----------      ----------      ----------

Income tax provision ......................................................          --          (513,000)       (205,000)
                                                                               ==========      ==========      ==========


         Operating losses of sino-cooperative joint ventures in the PRC can be carried forward for a period of five years to offset future taxable income.

         Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for income tax purposes compared with the respective amounts for financial statement purposes. At December 31, 1997 and 1998 deferred income taxes comprised the following:

                                                              At December 31,
                                                        ---------------------------
                                                           1997            1998
                                                           ----            ----
                                                           RMB              RMB
Deferred tax assets (liabilities):
Excess of tax over financial reporting depreciation       (700,092)     (1,143,918)
Net operating loss carryforwards ..................     13,197,651      14,394,479
Allowance for doubtful accounts ...................        208,043         242,007
Allowance for obsolete inventories ................         70,681          64,364
                                                       -----------     -----------
                                                        12,776,283      13,556,932
Valuation allowance ...............................    (12,776,283)    (13,556,932)
                                                       -----------     -----------
                                                               --             --
                                                       ===========     ===========

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


10.      CAPITAL STOCK

         In accordance with a consultancy service agreement signed on January 2, 1998, the Company issued 140,000 shares of its common stock to an unaffiliated party (the "Consultant") for its services provided from January 2, 1998 to March 16, 1998. The consultancy fee of US$21,000 was determined based on the fair value of the common stock issued as of the date of these shares being granted to the Consultant and was expensed in 1998.

         On March 16, 1998, the Company issued 2,230,000 shares of common stock in exchange for the outstanding 1 ordinary share of Wonderwide. On the same date, the outstanding shares of common stock of the Company of 625,000 shares were cancelled pursuant to the Agreement in connection with the disposal of a former subsidiary.


11.      FOREIGN CURRENCY EXCHANGE

         The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. The conversion of Renminbi into US dollars and other foreign currencies is based on the rate set by the PBOC, which is set based on the previous day's PRC interbank foreign exchange market rate and with reference to current exchange rates on the world financial markets. The approximate exchange rate at December 31, 1998 was US$1 = RMB8.30.

         Foreign investment enterprises may generally remit out of the PRC profits or dividends derived from a source within the PRC, subject to the availability of foreign currency. Except for such profits or dividends, remittance out of the PRC by foreign investors of any other amount (including proceeds from a disposition of an investment in the PRC) is subject to the approval of State Administration of Foreign Exchange and to the availability of foreign currency (at the central government or provincial level). In addition, if there is a deterioration in the PRC's balance of payments or for other reasons, the PRC may impose restrictions on foreign currency remittances abroad. No assurance can be given that the Company's PRC subsidiary will be able or permitted to remit out of the PRC amounts due to the Company.


12.      RETIREMENT PLAN

         Except for Qin Dynasty Hotel (Xian) Ltd. ("Qin Dynasty"), a subsidiary operating a hotel in the PRC, the Company did not have any retirement plans in operation.

         As stipulated by the PRC government regulations, Qin Dynasty has a defined contribution retirement plan for all its permanent employees. The monthly contributions of Qin Dynasty for permanent employees to the defined contribution retirement plan were calculated at 18%, 20.5% and 27.5% of the basic salary of the permanent employees for the years ended December 31, 1996, 1997 and 1998, respectively. The pension expense of the Company during the years ended December 31, 1996, 1997 and 1998 amounted to RMB413,939, RMB506,355 and RMB566,464, respectively.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


13.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         The carrying amounts of cash and cash equivalents, short-term bank borrowings, amount due to the principal shareholder, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short maturity of the instruments.


14.      CONCENTRATION OF RISKS

         The Company's operating assets and primary source of income and cash flows are its interest in the PRC subsidiary and services provided by the BVI subsidiary in the PRC and in various countries. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

         As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

         The Company has obtained foreign currency bank loans for working capital purposes. For the risks relating to foreign currency, please refer to note 11.

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable from customers. Cash is maintained with major banks in the PRC. The Company's business activities are with customers in the PRC and in various countries. The Company periodically performs credit analyses and monitors the financial condition of its clients in order to minimize credit risk.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


15.      SEGMENT INFORMATION


         The Company has two reportable segments which are hotel operations and consultancy services. The hotel operation includes a hotel and related services provided in Xian, the PRC. The consultancy services are provided to two unrelated parties in respect of the establishment of a temple and an amusement park in the PRC.


         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.


         The Company's reportable segments are strategic business units that offer different services. They are managed separately, other than the group tour coordination and consultancy services which are managed by the same management, because each business requires different marketing strategies due to the different location of customers.


         The following is a summary of information regarding the Company's operations by principal activities for the years ended December 31, 1997 and 1998:


                                                1997                                                 1998
                                 -------------------------------------         ------------------------------------------
                                    Hotel     Consultancy                         Hotel        Consultancy
                                  operation    services         Total           operation        services        Total
                                     RMB          RMB           RMB               RMB               RMB           RMB

Revenue from external
  customers ................     12,922,004      15,093,000     28,015,004      15,337,394       6,045,000     21,382,794
                                 ----------      ----------     ----------      ----------       ---------     ----------

Total revenue for reportable
  segments .................                                    28,015,004                                     21,382,794
                                                                ==========                                     ==========
Segment (loss) profit ......     (7,991,985)     15,093,000      7,101,015      (7,170,656)      2,116,000     (5,054,656)
                                                                ----------                                     ----------

Income before income taxes .     36,091,038                      7,101,015                                     (5,054,656)
                                                                 =========                                     ==========
Segment assets .............     35,984,030      15,480,000     51,571,038      51,032,457       1,263,000     52,295,457
Corporate assets ...........                                          --                                              --
                                                                ----------                                      ----------
Consolidated total .........                                    51,571,038                                      52,295,457
                                                                ==========                                      ==========
Supplemental information
  Interest expenses ........      1,977,368            --        1,977,368       2,042,860            --        2,042,860
  Depreciation and
    amortization ...........      4,016,213            --        4,016,213       4,280,814            --        4,280,814
  Expenditures for segment
    assets .................        616,426            --          616,426         753,779            --          753,779
                                                                ==========                                     ==========



         In 1996, the Company did not provide consultancy services and was only engaged in the hotel operation. Cheng Chao Ming, substantially the sole individual involved in providing the consultancy services, did not allocate any of his compensation for consulting services since the amount would not have been material.


         The Company operated in the PRC for the three years ended December 31, 1998 and all long-lived assets of the Company were located in the PRC at December 31, 1996, 1997 and 1998.


         Revenue from two customers of the Company's consultancy services represents RMB15,480,000 and RMB6,200,000 of the Company's consolidated revenue in 1997 and 1998, respectively.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


16.      COMMITMENTS AND CONTINGENCIES

         The Company had capital commitments in respect of renovation of the hotel in Xian amounting to approximately RMB1,421,000 (1997: nil).

         The Company leases land in the PRC on which the Company's hotel is located. The annual rental payment of RMB120,000 is fixed until 2001.

         The Company has an annual commitment of RMB600,000 until 2016 payable to the PRC joint venture partners in accordance with a supplemental agreement of the sino-foreign co-operative joint venture agreement.

         Total rental expense charged to operations during the years ended December 31, 1996, 1997 and 1998 was RMB738,000, RMB743,615 and
         RMB720,000, respectively.

         At December 31, 1998, the minimum future rental commitments under non-cancelable leases payable over the remaining terms of the leases are:

                                                             Payable to
                                                               the PRC
                                           Land               Venturer
                                           ----               --------
                                            RMB                  RMB
         1999.........................    120,000               600,000
         2000.........................    120,000               600,000
         2001.........................    120,000               600,000
         2002.........................       -                  600,000
         2003.........................       -                  600,000
         2004 through 2016............       -                7,800,000
                                          -------            ----------
                                          360,000            10,800,000
                                          =======            ==========

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


17.      LITIGATION

         In August 1988, Qin Dynasty signed a loan agreement (the "Loan Agreement") with a finance company in the PRC (the "Plaintiff") to raise a loan of US$2 million. According to the Loan Agreement, the loan bore interest at the 6-month LIBOR rate plus 0.8% per annum and was repayable 24 months after the first draw down date in 4 equal half yearly installments of US$500,000. The loan is secured by a RMB10 million deposit (approximately equivalent to the loan amount on the draw down date) provided by Cheng Chao Ming to the Plaintiff and earned interest from the Plaintiff at a fixed annual interest rate of 7.2%. The Plaintiff was required to refund the deposit to Cheng Chao Ming in 4 equal half yearly installments of RMB2,500,000 on the maturity dates of the 4 half yearly principal installments of US$500,000 on March 3, 1991, September 3, 1991, March 3, 1992 and September 3, 1992, respectively. However, Qin Dynasty did not repay any portion of the loan and the Plaintiff did not request settlement during the period because the Company contends there was a verbal agreement (the "Verbal Agreement") between the parties that the quarterly principal repayment of US$500,000 should be treated as being set-off against RMB2,500,000 of the deposit in case of default in repayment.

         The Plaintiff made its first demand for the settlement of the US$2 million loan in March 1994 which Qin Dynasty refused to pay in view of the existence of the Verbal Agreement.

         The Plaintiff then brought a legal action against Qin Dynasty and in May 1996 a PRC court determined that the first three installments of the loan repayment with an aggregate value of US$1.5 million should be set-off against RMB7.5 million of Cheng Chao Ming's deposit, and that Qin Dynasty should repay the fourth loan installment of US$500,000 to the Plaintiff in return for a refund of the remaining RMB2,500,000 deposit to Cheng Chao Ming. All related interest income, expenses and penalty interest for the delay of repayment in respect of the US$500,000 loan principal and RMB2,500,000 deposit are to be computed and settled in accordance with the loan agreement. The related liabilities arising from the loan by Qin Dynasty have been accrued in accordance with the court's determination as of December 31, 1998.

         The Plaintiff has lodged an appeal. The Company's directors believe that the ultimate resolution of this matter will not have any material impact on the Company's financial position.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


18.      STOCK OPTION AND BENEFIT PLANS

         1993 EMPLOYEE STOCK COMPENSATION PLAN - The Company has adopted an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors.

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

         1993 NON-STATUTORY STOCK OPTION PLAN - The Company had adopted a Non-Statutory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "NSO Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the exercise of options granted under the NSO Plan. The NSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the NSO Plan at exercise prices to be determined by the Board of Directors or other NSO Plan administrator. With respect to options granted pursuant to the NSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise. The Company will be entitled to it compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The NSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the NSO Plan.

                            JENSON INTERNATIONAL INC.
              (FORMERLY KNOWN AS BEST MEDICAL TREATMENT GROUP INC.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - continued


19.      SUBSEQUENT EVENTS

         (a) On January 1, 1999, the Company entered into a sale and purchase agreement to acquire, for a contribution of HK$200,000 (equivalent to approximately US$26,000), the entire issued share capital of Jenson International Travel Services Limited ("Jenson Travel") in which Cheng Chao Ming had beneficial ownership interests.

         (b) As stipulated in the agency agreements entered into on February 1, 1999, effective January 1, 1999, with four related party entities, (collectively referred to as the "Agents") in which Cheng Chao Ming has beneficial ownership interests, the Agents have appointed Jenson Travel to handle their customers within the Hong Kong, Macau and Xian stages of arranged trips. On February 1, 1999, effective January 1, 1999, Jenson Travel also entered into a contract with an unrelated party, which was appointed as a sub-contractor for the operation of the Xian stages of the trips and at the same time, this unrelated party also entered into a contract with Qin Dynasty to appoint Qin Dynasty as the sub-contractor for the operation of the Xian stages of the trips. Jenson Travel will provide customers with sight-seeing services and accommodation arrangement services in Hong Kong and Macau whereas Qin Dynasty will provide these services in Xian.

         (c) On February 1, 1999, effective January 1, 1999, the Company entered into a consulting contract with Cheng Chao Ming for consulting services provided for the Temple Contract and the Ocean Park Contract. The annual consulting fee payable to Cheng Chao Ming is fixed at 2% of the consulting service fee income recognized by the Group as stipulated in the two consulting contracts.

         (d) On May 7, 1999, effective January 1, 1999, the Company entered into a management agreement for a period of two years whereby a related company in which Cheng Chao Ming has a beneficial ownership interest will provide office space and administrative and accounting services. The management fee has been agreed at a monthly payment of HK$30,000. The agreement is cancellable provided that each of the parties gives to the other three month's prior written notice.

         (e)      On May 18, 1999, 1,886,022 shares out of the 2,230,000 shares issued to Cheng Chao Ming were cancelled in accordance with a share exchange agreement as the consolidated net income of its subsidiary, Wonderwide Consultants Limited, for the year ended December 31, 1997 was less than US$2.5 million.

         (f) On May 18, 1999, Cheng Chao Ming agreed to forego repayment on the advances made by him of RMB70,000,000 in exchange for 501,484 shares of common stock of the Company.

         (g) On May 18, 1999, the Company acquired the group tour business from Cheng Chao Ming for a consideration of HK$80,000,000 (equivalent to US$10,256,410) through the issuance of 1,275,673 shares to him.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective March 26, 1998, the Company dismissed Pritchett, Siler & Hardy P.C. as the Company's independent accountants, and engaged Deloitte Touche Tohmatsu as the Company's new independent accountants. Prior to the engagement of Deloitte Touche Tohmatsu, the Company did not consult with that firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. The decision to change accountants was approved by the Company's Board of Directors.

         None of the reports by Pritchett, Siler & Hardy P.C. on such financial statements contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended December 31, 1998, October 31, 1997, and October 31, 1996, there were no disagreements with Pritchett, Siler & Hardy P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, Siler & Hardy P.C. would have caused Pritchett, Siler & Hardy P.C. to make reference to the subject matter of the disagreements in connection with the firm's reports on the Company's financial statements.


                                    PART III.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of May 18, 1999, and their positions and offices with the Company. The Board of directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of the shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and a indication of directorship held by each director in other companies subject to the reporting requirements under the Federal securities laws.

DIRECTORS

                                                     Date Elected
Name                           Age                   as Director
----                           ---                   -----------
C.M. (Jenson) Cheng            52                   March 16, 1998
Pingbo (Paul) Xiong            39                   March 16, 1998
John Backhouse                 58                   March 16, 1998

EXECUTIVE OFFICERS

                                                                                 Date Elected
Name                                 Age         Position(s)                     as Officer
----                                 ---         -----------                     ----------

C.M. (Jenson) Cheng                  52        Chairman                          March 16, 1998
Pingbo (Paul) Xiong                  39        Secretary                         March 16, 1998
C.M. (Jimmy) Chow                    30        Chief Financial Officer           January 1, 1999

         The following biographical information is supplied with respect to each officer and director.

         C.M. (Jenson) Cheng, 52, was elected to his positions with the Registrant on March 16, 1998. Mr. Cheng graduated from Beijing University and has over 25 year of experience in building and operating hotels, international trade and infrastructure investment. Hotel projects in which Mr. Cheng has beneficiary interests include: Yellowhead Inn in Canada; City Hotel Xian in PRC; and City Hotel Beijing in PRC. Mr. Cheng is also the substantial shareholder and managing director of King Pacific International Holdings Limited, a company listed on the Hong Kong Stock Exchange Limited, which is mainly involved in building, construction, restaurant operation and infrastructure investment.

         Pingbo (Paul) Xiong, 39, was elected to his positions with the Registrant on March 16, 1998. Mr. Xiong graduated from the University of British Columbia ("UBC") with a Masters Degree in Science. He previously worked for UBC and MacMillan Bloedel Research in Canada as Research Engineer and Research Scientist, respectively. Mr. Xiong is also an executive director of King Pacific International Holdings Limited.

         John Backhouse, 58, was elected director of the Company on March 16, 1998. Mr. Backhouse graduated from Oklahoma State University with a Bachelor Degree Library Studies and is currently employed by College of New Caledonia in Canada. Mr. Backhouse was the Mayor of Prince George City, B.C., Canada from 1986 to 1996.

         C.M. (Jimmy) Chow, 30, was elected Chief Financial Officer of the Company on January 1, 1999. From May 1992 until December 1998, Mr. Chow worked for Deloitte Touche Tohmatsu. Mr. Chow served as an audit manager for Deloitte Touche Tohmatsu. Mr. Chow earned a business degree from Queensland University of Technology, Australia.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

         The Company failed to file one (1) Form 3 filing for C.M. (Jenson) Cheng regarding the closing of that certain share exchange transaction as represented in that Share Exchange Agreement (the "Exchange Agreement") with C.M. Cheng (the "Shareholder"), dated March 12, 1998, and as discussed in Item 1 of this 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The only Company Officer to receive any compensation during 1998 was C.M. (Jenson) Cheng, Chief Executive Officer. Mr. Cheng received 2% of the revenue of $US 6.4 million (or US$124,000) as a result of a consulting contract with a subsidiary of the Company.

         Further, The Company's administrative services are provided by King Pacific for HK$30,000 monthly (US$3,846). King Pacific is listed on the Hong Kong Stock Exchange and Mr. Cheng is a substantial shareholder and managing director.

         The Company's other Officers did not receive any compensation during 1996, 1997 and 1998. The Company does not have any immediate plans to provide compensation to the Company's Officers in 1999 (other than pursuant to the consulting contract referenced above).

BOARD OF DIRECTORS

         Directors currently receive no compensation for their duties and no compensation was received by the Directors during 1996, 1997 and 1998.

STOCK OPTION

         1993 EMPLOYEE STOCK COMPENSATION PLAN

         The Company has adopted an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors.

         1993 INCENTIVE STOCK OPTION PLAN.

         In 1993, the Company adopted an Incentive Stock Option Plan for key employees (the "ISO Plan"). The Company reserved a maximum of 500,000 share of Common Stock to be issued upon the exercise of options granted under the ISO Plan. The ISO Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422 of the Internal Revenue Code of 1986, as amended. The ISO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the ISO Plan.

         1993 NON-STATUTORY STOCK OPTION PLAN.

         In 1993, the Company had adopted a Non-Statutory Stock Option Plan for Officers, key employees, potential key employees, non-employee directors and advisors (the "NSO Plan"). the Company reserved a maximum of 500,000 shares of Common Stock to be issued upon the exercise of options granted under the NSO Plan. The NSO Plan will not qualify as an "incentive stock option" plan and under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the NSO Plan at exercise prices to be determined by the Board of Directors or other NSO Plan administrator. The NSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the NSO Plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

         As of April 30, 1999, the Company had a total of 2,763,843 shares of Common Stock issued and outstanding.

         The following table sets forth as of April 30, 1999: the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned, the number of shares of Common Stock of the Company beneficially owned, and the percentage of the Company's Common Stock so owned, by each director, and by all directors and officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of Common Stock except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

              NAME AND ADDRESS OF                         AMOUNT AND NATURE OF                  PERCENT OUTSTANDING OF
                BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP                       COMMON STOCK
                ----------------                          --------------------                       ------------

C.M. (Jenson) Cheng                                         2,230,000 Shares                             81%
c/o Jenson International, Inc.
Room 1008-9, Shun Tak Centre, West Tower
168-200 Connaught Road, Central
Hong Kong

Pingbo (Paul) Xiong                                              --                                        --

John Backhouse                                                   --                                        --

C.M. (Jimmy) Chow

All Directors and Officers                                 2,230,000 Shares                        81%


CHANGES IN CONTROL

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 1, 1999, effective January 1, 1999, the Company entered into a consulting contract with C.M. Cheng for consulting services provided for the Temple Agreement and the Ocean Park Agreement. The annual consulting fee payable to C.M. Cheng is 2% of the consulting service fee income recognized by the Company pursuant to the Temple Agreement and the Ocean Park Agreement.

         On May 7, 1999, effective January 1, 1999, the Company entered into a management agreement for a period of two years whereby a related company in which C.M. Cheng has a beneficial ownership interest, will provide office space and administrative and accounting services. The management fee is a monthly payment of HK$30,000.

         On January 1, 1999, the Company entered into a sale and purchase agreement with C.M. Cheng and Ching Kwok Leung to acquire, for consideration of HK $200,000 (equivalent to approximately US$ 26,000), the entire issued share capital of Jenson Travel, in which C.M. Cheng and Ching Kwok Leung had beneficial ownership interests.

         Pursuant to those certain agency agreements entered into on February 1, 1999, and effective on January 1, 1999, with four entities in which C.M. Cheng has beneficial ownership interests, Yellowhead Inn, King Sun Trading Limited, Jenda Enterprises Company Limited and Beijing City Hotel Company Limited (collectively, "Agents"), the Agents have appointed Jenson Travel to handle its customers for the Hong Kong, Macau and Xian stages of arranged trips. On February 1, 1999, effective January 1, 1999, Jenson Travel also entered into a contract with an unrelated party, Foreign Enterprise Service Corporation ("FESCO"), whereby FESCO was appointed as a sub-contractor for the operation of the Xian stages of the trips and at the same time, FESCO also entered into a contract with Qin Dynasty to appoint Qin Dynasty as the sub-contractor for the operation of the Xian stages of the trips. Jenson Travel will provide customers with sight-seeing services and accommodation arrangement services in Hong Kong and Macau, whereas Qin Dynasty will provide these services in Xian.

         As of December 31, 1997 an amount of RMB4,754,530 was due to C.M. (Jenson) Cheng representing advances from Mr. Cheng to the Company. The amount is interest free and has no fixed repayment terms. As of December 31, 1998 RMB4,123,047 (US$120,091) represented in an advance from Mr. C.M. (Jenson) Cheng as an advance to the Company. The amount is interest free and has not fixed repayment terms.

         As of December 31, 1997 advances from the principal shareholder, Mr. Cheng, amounted to RMB70,000,000 (US$8,433,735). The amount is unchanged as of December 31, 1998. The advances from the principal shareholder, Mr. Cheng, are interest free and will not be repayable within 12 months. On May 18, 1999 Mr. Cheng agreed to forego repayment on the advances made by him of RMB70,000,000 in exchange for 501,484 shares of the Company Common Stock.

         A management fee of RMB385,200 (US$46,410) was paid to a company in which Mr. C.M. (Jenson) Cheng has a beneficial interest. The amount is in respect of the provision of office space and administrative accounting services.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (A)

                   Exhibit No.               Description                           Method of Filing
                   -----------               -----------                           ----------------
                       2.1                   Agreement and Plan of                 Incorporated by reference to the
                                             Reorganization, dated March 31,       Current Report on Form 8-K, dated
                                             1997 between the Company and          March 31, 1997.
                                             Shareholder.

                       3.1                   Articles of Incorporation of
                                             Chatham Energy Corporation            Incorporated by reference to
                                                                                   registration statement on Form S-18
                                                                                   of Chatham Energy Corporation, File
                                                                                   No. 2-75288-NY

                       3.2                   Articles of Amendment of Chatham      Incorporated by reference to Exhibit
                                             Energy Corporation (changing the      3.2 to Form 10-KSB for fiscal year
                                             name to World Technologies and        ended October 31, 1991
                                             Trading Company)

                   Exhibit No.               Description                           Method of Filing
                   -----------               -----------                           ----------------
                       2.1                   Agreement and Plan of                 Incorporated by reference to the
                                             Reorganization, dated March 31,       Current Report on Form 8-K, dated
                                             1997                                  March 31, 1997.

                       3.1                   Articles of Incorporation of
                                             Chatham Energy Corporation            Incorporated by reference to
                                                                                   registration statement on Form S-18
                                                                                   of Chatham Energy Corporation, File
                                                                                   No. 2-75288-NY

                       3.2                   Articles of Amendment of Chatham      Incorporated by reference to Exhibit
                                             Energy Corporation (changing the      3.2 to Form 10-KSB for fiscal year
                                             name to World Technologies and        ended October 31, 1991
                                             Trading Company)

                       3.3                   Articles of Amendment of World        Incorporated by reference to Exhibit
                                             Technologies and Trading Company      3.3 to Form 10-KSB for fiscal year
                                             (changing name to Gaensel Gold        ended October 31, 1991.
                                             Mines, Inc.)

                       3.4                   By-laws of the Company adopted        Incorporated by reference to Exhibit
                                             August 31, 1993                       3.4 to Form 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       4.1                   Specimen, Common Stock certificate    Incorporated by reference to
                                             of the Company                        Exhibit of the Company 4.1 to Form
                                                                                   10-KSB for fiscal year ended
                                                                                   October 31, 1991.

                       4.2                   Board Resolutions describing the      Incorporated by reference to the
                                             Advisor Compensation Plan             Company's Registration Statement on
                                                                                   Form F S-8, File No. 333-45035.

                       10.1                  1993 Employee Stock Compensation      Incorporated by reference to Exhibit
                                             Plan of the Company                   10.1 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.2                  1993 Incentive Stock Option Plan of   Incorporated by reference to Exhibit
                                             the Company                           10.2 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.3                  1993 Non-Statutory Stock Option       Incorporated by reference to Exhibit
                                             Plan of the Company                   10.3 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.4                  Contract between Hin Sun Holding      Filed herewith
                                             Nan Hai Development Company and
                                             King Yuen Investment & Development
                                             Ltd., dated November 28, 1994

                       10.5                  Contract among Hing Sun Group         Filed herewith
                                             Hainan Development Co., King Yuen
                                             Investment & Development Ltd. and
                                             Malee Consultants, dated May 13,
                                             1998

                       10.6                  Contract between Guangzhou Ocean      Filed herewith
                                             Life Limited and King Yuen
                                             Investment & Development Ltd.,
                                             dated June 2, 1998

                       10.7                  Contract between Yellowhead Inn and   Filed herewith
                                             Jenson International Travel
                                             Services Limited, effective
                                             January 1, 1999

                       10.8                  Contract among Malee Consultants      Filed herewith
                                             Limited, Lite Charter (China)
                                             Limited, King Yuen Investment &
                                             Development Limited and another
                                             party, effective January 1, 1999

                       10.9                  Contract among Cheng Chao Ming,       Filed herewith
                                             Ching Kwok Leung, Jenson
                                             International Travel Services
                                             Limited and Wonderwide Consultants
                                             Limited, dated January 1, 1999

                       10.10                 Contract between King Sun Trading     Filed herewith
                                             (PTE) Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999


                   Exhibit No.               Description                           Method of Filing
                   -----------               -----------                           ----------------
                       10.11                 Contract between Jenda Enterprise     Filed herewith
                                             Company Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999

                       10.12                 Contract between Jenson International Filed herewith
                                             Travel Services Limited and Foreign
                                             Enterprise Service Corporation,
                                             dated, February 1, 1999

                       10.13                 Contract between Lite Charter (China) Filed herewith
                                             Limited and Cheng Chao Ming, dated
                                             February 1, 1999

                       10.14                 Contract between Beijing City Hotel   Filed herewith
                                             Company Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999

                       10.15                 Contract between Foreign Enterprise   Filed herewith
                                             Service Corporation and Qin Dynasty
                                             Hotel (Xian) Limited, dated
                                             February 1, 1999

                       10.16                 Contract between Beijing City Hotel   Filed herewith
                                             Company Limited and Qin Dynasty
                                             Hotel (Xian) Limited, dated
                                             February 1, 1999

                       10.17                 Contract among Guangzhou Universal    Filed herewith
                                             Ocean Biological Corporation, Malee
                                             Consultants Limited and Lite Charter
                                             (China) Limited, dated February 1,
                                             1999

                       10.18                 Contract between Wonderwide           Filed herewith
                                             Consultants Limited and King Pacific
                                             International Holdings Limited,
                                             dated May 7, 1999

                       10.19                 Investment Agreement between the      Incorporated by
                                             Company and Mr. C.M. Cheng, dated     reference to the
                                             May 18, 1999                          Company's Current
                                                                                   Report on Form 8-K/A
                                                                                   (Amendment No. 1)
                                                                                   dated March 16, 1998

                       16.1                  Letter from Cordovano & Co.           Incorporated by reference to the
                                                                                   Company's Current Report on Form 8-K,
                                                                                   dated January 20, 1998.

                        21                   Subsidiaries of the Registrant        Filed herewith

                        27                   Financial Data Statements




                  (B) A Form 8-K/A, Amendment No. 1, was filed on May 21, 1999 amending the Current Report on Form 8-K, previously filed by the Registrant on March 27, 1998. The following is a list of the items reported and financial statements filed in the Form 8-K/A:

                  Item 1.      Change in Control of Registrant.
                  Item 2.      Acquisition or Disposition of Assets.
                  Item 7.      Financial Statements and Exhibits.

                  The following financial statements relating to the transaction contemplated by the Share Exchange Agreement dated March 12, 1998 by and between the Company and the Shareholder were filed therewith:

                               WONDERWIDE CONSULTANTS LIMITED AND SUBSIDIARIES

                                    Independent Auditors Report

                                            Audited consolidated balance sheets
                                            as of December 31, 1997 and 1996

                                            Audited Consolidated Statements of
                                            Operations, Shareholder's Equity and
                                            Cash Flows for each of the three
                                            years in the period ended December
                                            31, 1997

                                            Notes to Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JENSON INTERNATIONAL, INC.



May 27, 1999                          By:  /s/ C.M. Cheng
                                          -------------------------------------
                                          C.M. Cheng,
                                          Chairman (Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                                     TITLE                                    DATE
             ---------                                     -----                                    ----
/s/ C.M. Cheng                                       Director and Chairman                     May 27, 1999
-------------------------------------


/s/ Pingbo Xiong                                     Director and Secretary                    May 27, 1999
-------------------------------------


                                                     Director                                  May __, 1999
-------------------------------------

                                 Exhibit Index

                   Exhibit No.               Description                           Method of Filing
                   -----------               -----------                           ----------------
                       2.1                   Agreement and Plan of                 Incorporated by reference to the
                                             Reorganization, dated March 31,       Current Report on Form 8-K, dated
                                             1997                                  March 31, 1997.

                       3.1                   Articles of Incorporation of
                                             Chatham Energy Corporation            Incorporated by reference to
                                                                                   registration statement on Form S-18
                                                                                   of Chatham Energy Corporation, File
                                                                                   No. 2-75288-NY

                       3.2                   Articles of Amendment of Chatham      Incorporated by reference to Exhibit
                                             Energy Corporation (changing the      3.2 to Form 10-KSB for fiscal year
                                             name to World Technologies and        ended October 31, 1991
                                             Trading Company)

                       3.3                   Articles of Amendment of World        Incorporated by reference to Exhibit
                                             Technologies and Trading Company      3.3 to Form 10-KSB for fiscal year
                                             (changing name to Gaensel Gold        ended October 31, 1991.
                                             Mines, Inc.)

                       3.4                   By-laws of the Company adopted        Incorporated by reference to Exhibit
                                             August 31, 1993                       3.4 to Form 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       4.1                   Specimen, Common Stock certificate    Incorporated by reference to
                                             of the Company                        Exhibit of the Company 4.1 to Form
                                                                                   10-KSB for fiscal year ended
                                                                                   October 31, 1991.

                       4.2                   Board Resolutions describing the      Incorporated by reference to the
                                             Advisor Compensation Plan             Company's Registration Statement on
                                                                                   Form F S-8, File No. 333-45035.

                       10.1                  1993 Employee Stock Compensation      Incorporated by reference to Exhibit
                                             Plan of the Company                   10.1 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.2                  1993 Incentive Stock Option Plan of   Incorporated by reference to Exhibit
                                             the Company                           10.2 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.3                  1993 Non-Statutory Stock Option       Incorporated by reference to Exhibit
                                             Plan of the Company                   10.3 to Form F 10-KSB for fiscal year
                                                                                   ended October 31, 1991.

                       10.4                  Contract between Hin Sun Holding      Filed herewith
                                             Nan Hai Development Company and
                                             King Yuen Investment & Development
                                             Ltd., dated November 28, 1994

                       10.5                  Contract among Hing Sun Group         Filed herewith
                                             Hainan Development Co., King Yuen
                                             Investment & Development Ltd. and
                                             Malee Consultants, dated May 13,
                                             1998

                       10.6                  Contract between Guangzhou Ocean      Filed herewith
                                             Life Limited and King Yuen
                                             Investment & Development Ltd.,
                                             dated June 2, 1998

                       10.7                  Contract between Yellowhead Inn and   Filed herewith
                                             Jenson International Travel
                                             Services Limited, effective
                                             January 1, 1999

                       10.8                  Contract among Malee Consultants      Filed herewith
                                             Limited, Lite Charter (China)
                                             Limited, King Yuen Investment &
                                             Development Limited and another
                                             party, effective January 1, 1999

                       10.9                  Contract among Cheng Chao Ming,       Filed herewith
                                             Ching Kwok Leung, Jenson
                                             International Travel Services
                                             Limited and Wonderwide Consultants
                                             Limited, dated January 1, 1999

                       10.10                 Contract between King Sun Trading     Filed herewith
                                             (PTE) Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999

                       10.11                 Contract between Jenda Enterprise     Filed herewith
                                             Company Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999

                       10.12                 Contract between Jenson International Filed herewith
                                             Travel Services Limited and Foreign
                                             Enterprise Service Corporation,
                                             dated, February 1, 1999

                       10.13                 Contract between Lite Charter (China) Filed herewith
                                             Limited and Cheng Chao Ming, dated
                                             February 1, 1999

                       10.14                 Contract between Beijing City Hotel   Filed herewith
                                             Company Limited and Jenson
                                             International Travel Services
                                             Limited, dated February 1, 1999

                       10.15                 Contract between Foreign Enterprise   Filed herewith
                                             Service Corporation and Qin Dynasty
                                             Hotel (Xian) Limited, dated
                                             February 1, 1999

                       10.16                 Contract between Beijing City Hotel   Filed herewith
                                             Company Limited and Qin Dynasty
                                             Hotel (Xian) Limited, dated
                                             February 1, 1999

                       10.17                 Contract among Guangzhou Universal    Filed herewith
                                             Ocean Biological Corporation, Malee
                                             Consultants Limited and Lite Charter
                                             (China) Limited, dated February 1,
                                             1999

                       10.18                 Contract between Wonderwide           Filed herewith
                                             Consultants Limited and King Pacific
                                             International Holdings Limited,
                                             dated May 7, 1999

                       10.19                 Investment Agreement between the      Incorporated by
                                             Company and Mr. C.M. Cheng, dated     reference to the
                                             May 18, 1999                          Company's Current
                                                                                   Report on Form 8-K/A
                                                                                   (Amendment No. 1)
                                                                                   dated March 16, 1998

                       16.1                  Letter from Cordovano & Co.           Incorporated by reference to the
                                                                                   Company's Current Report on Form 8-K,
                                                                                   dated January 20, 1998.

                        21                   Subsidiaries of the Registrant        Filed herewith

                        27                   Financial Data Statements
