Form 10QSB
period 1998-03-31
JENSON INTERNATIONAL INC
filed 1999-06-04
CIK 357049

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .......... to ...........

                         Commission file number 0-12825

                           JENSON INTERNATIONAL, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                        84-0916272
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)


                    Room 1008-9 Shun Tak Centre, West Tower,
                   168-200 Connaught Road, Central, Hong Kong
                    (Address of principal executive offices)

                                 (852) 2548-0781
                           (Issuer's telephone number)

                       BEST MEDICAL TREATMENT GROUP, INC.
               45110 Club Drive, Suite B, Indian Wells, California
                                   October 31
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes [ ] No [X]





                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1999: 2,763,843

         Transitional Small Business Disclosure Format:
Yes [ ] No [X]

                           JENSON INTERNATIONAL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 1998

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1998

                  Notes to Condensed Consolidated Financial Statements (Unaudited) -
                  Three Months Ended March 31, 1998


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - -FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997

                                                             AS AT             AS AT            AS AT           AS AT
                                                         MARCH 31, 1998  DECEMBER 31,1997  MARCH 31, 1998  DECEMBER 31, 1997
                                                         --------------  ----------------  --------------  -----------------
                                                              RMB               RMB              US$             US$
Current assets :
     Cash and cash equivalents                                  927,768         816,557         111,779          98,380
     Accounts receivable                                     16,604,981      15,430,374       2,000,600       1,859,081
     Inventories                                                783,900         779,198          94,446          93,879
     Prepayments, deposits and other receivables                540,841         410,570          65,162          49,466
                                                            -----------     -----------      ----------      ----------
     Total current assets                                    18,857,490      17,436,699       2,271,987       2,100,806
Property, plant and equipment                                33,167,090      34,134,339       3,996,035       4,112,571
                                                            -----------     -----------      ----------      ----------
                                                             52,024,580      51,571,038       6,268,022       6,213,377
                                                            ===========     ===========      ==========      ==========


Current liabilities :
     Short term bank borrowings                              24,964,050      24,964,050       3,007,717       3,007,717
     Accounts payable                                         2,927,058       3,369,771         352,658         405,997
     Accrued hotel management fees                            3,286,620       3,345,359         395,978         403,055
     Statutory provision for staff welfare and benefits       9,647,144       9,376,307       1,162,307       1,129,675
     Interest payable                                         3,216,055       2,600,106         387,477         313,266
     Other creditors                                          1,789,960       1,431,002         215,658         172,410
     Amount due to principal shareholder                      4,859,774       4,754,530         585,515         572,835
     Income tax payable                                         565,000         513,000          68,072          61,807
     Accruals                                                 6,798,374       5,737,834         819,081         691,305
                                                            -----------     -----------      ----------      ----------
     Total current liabilities                               58,054,035      56,091,959       6,994,463       6,758,067
                                                            -----------     -----------      ----------      ----------

Shareholders' advances and shareholders' equity :
     Advances from the principle shareholder                 70,000,000      70,000,000       8,433,735       8,433,735
                                                            -----------     -----------      ----------      ----------


     Common stock par value US$ 0.001;
        authorized 50,000,000 shares; issued
        2,623,843 and 2,763,843 at March 31, 1998 and
        December 31, 1997, respectively                          22,933          21,771           2,763           2,623
     Additional paid-in capital                                  (6,972)       (180,110)           (840)        (21,700)
     Accumulated deficit                                    (76,045,416)    (74,362,582)     (9,162,099)     (8,959,348)
                                                            -----------     -----------      ----------      ----------
Total deficiency of shareholders' equity                    (76,029,455)    (74,520,921)     (9,160,176)     (8,978,425)
                                                            -----------     -----------      ----------      ----------

Total shareholders' advances and shareholders' equity        (6,029,455)     (4,520,921)       (726,441)       (544,690)
                                                            -----------     -----------      ----------      ----------

Total liabilities and shareholders' equity                   52,024,580      51,571,038       6,268,022       6,213,377
                                                            ===========     ===========      ==========      ==========


See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998

                                                       3 MONTHS          3 MONTHS
                                                         ENDED             ENDED
                                                     MARCH 31, 1998   MARCH 31, 1998
                                                     --------------   --------------
                                                          RMB               US$
Revenues :
   Hotel operations :
      Rooms                                             1,720,577          207,298
      Food and beverage                                 1,052,370          126,792
      Other operating departments                         233,295           28,108
      Sales tax                                          (150,148)         (18,090)
                                                      -----------       ----------
                                                        2,856,094          344,108

   Consultancy services                                 1,550,000          186,747
   Others                                                  12,601            1,518
   Sales tax for consultancy services                     (39,000)          (4,699)
                                                      -----------       ----------
   Total revenue                                        4,379,695          527,674
                                                      -----------       ----------

Operating expenses :
   Hotel operations by departments :
      Rooms                                               336,181           40,504
      Food and beverage                                   768,328           92,570
      Other operating departments                          76,592            9,228
Consultancy services :
      Consultancy fee to principal shareholder             31,000            3,735
Other operating expenses :
      Administrative and general                        1,031,377          124,262
      Consultancy fee paid to the consultant              174,300           21,000
      Depreciation and amortization                     1,070,204          128,940
      Electricity, gas and water                          546,233           65,811
      Repairs and maintenance                              29,838            3,595
      Salaries and allowances                             644,673           77,672
      Provision for staff welfare and benefits            149,261           17,983
      Legal and professional fees                         717,242           86,415
      Management fee to a related company                  96,300           11,602

                                                      -----------       ----------
   Total operating expenses                             5,671,529          683,317
                                                      -----------       ----------

Net operating loss                                     (1,291,834)        (155,643)
Interest expenses                                        (339,000)         (40,843)
                                                      -----------       ----------

Loss before income taxes                               (1,630,834)        (196,486)
Income taxes                                              (52,000)          (6,265)
                                                      -----------       ----------

Net loss for the period                                (1,682,834)        (202,751)
                                                      ===========       ==========

Loss per share
   Basic                                                    (1.92)            (.23)
                                                      ===========       ==========

Weighted average number of share of common stock
   Basic                                                  877,821          877,821
                                                      ===========       ==========



See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998

                                                                     3 MONTHS        3 MONTHS
                                                                       ENDED           ENDED
                                                                  MARCH 31, 1998   MARCH 31, 1998
                                                                  --------------   --------------
                                                                        RMB             US$
Cash flows from operating activities :
    Net loss                                                        (1,682,834)      (202,751)
    Adjustments to reconcile net loss to net cash
      provided by operating activities :
        Depreciation and amortisation                                1,070,204        128,940
        Consulting fees                                                174,300         21,000
        Changes in working capital components :
           Accounts receivable                                      (1,174,607)      (141,519)
           Inventories                                                  (4,702)          (567)
           Prepayments, deposits and other receivables                (130,271)       (15,695)
           Amount due to the principal shareholder                     105,244         12,680
           Amount due from the subsidiary                                                   0
           Accounts payable                                           (442,713)       (53,339)
           Other creditors and accruals                                300,219         36,171
           Statutory provisions for staff welfare and benefits         270,837         32,631
           Interest payable                                            615,949         74,211
           Other payable                                                     0              0
           Income tax payable                                           52,000          6,265
           Accrued expenses                                          1,060,540        127,776
                                                                    ----------       --------
Net cash provided by operating activities                              214,166         25,803
                                                                    ----------       --------

Cash flow from investing activities
    Purchase of fixed assets                                          (102,955)       (12,404)
                                                                    ----------       --------

Net increase in cash and cash equivalent                               111,211         13,399

Cash and cash equivalents
    Beginning of the period                                            816,557         98,380

                                                                    ----------       --------
    End of the period                                                  927,768        111,779
                                                                    ----------       --------

                           JENSON INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1998


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Jenson International, Inc. (the "Company", which term shall include, when the context so requires, its subsidiaries), formerly known as Best Medical Treatment Group Inc., Gaensel GoldMines, Inc., World Technologies & Trading Company, and Chatham Energy Corporation, was incorporated in the State of Nevada, the United States of America on September 13, 1981.

The Company had no operations from 1984, until early 1997. On March 31, 1997, the Company acquired all of the capital stock of Lifeline Medical Information Systems, Inc. ("Lifeline"). In connection with this transaction, the Company issued an aggregate of 800,000 share of common stock, $ 0.001 par value per share ("Common Stock").

On March 12, 1998, the Company entered into a Share Exchange Agreement ("Agreement") with C.M. Cheng (the "Shareholder"). Pursuant to the Exchange Agreement, the Company acquired from the Shareholder all of the outstanding shares of Wonderwide Consultants Limited (BVI) ("Wonderwide") in exchange for the issuance to the Shareholder of 2,230,000 shares of Common Stock of which 334,500 shares of the Shareholder are under escrow. The closing date of the transactions was March 16, 1998.

Section 2.04 of the Exchange Agreement provided that in the event that Wonderwide's consolidated net income, as audited under United States generally accepted accounting principles ("U.S. GAAP"), was less than $2.5 million for the year ended December 31, 1997, then the Shareholder would cancel that number of shares of Common Stock to that level that would have existed had Wonderwide's 1997 earnings met the minimum level stated above (before adjustment for any splits or new issuances post closing). Wonderwide's consolidated net income, as audited under U.S. GAAP for the fiscal year ended December 31, 1997, was $793,736. In accordance with Section 2.04 of the Agreement, an aggregate of 1,886,022 shares of Common Stock issued pursuant to the Agreement were automatically cancelled effective as of May 18, 1999 ( which is the date of completion of the independent audit of Wonderwide's financial statements for the fiscal year ended December 31, 1997).

Subsequent to the closing date of the Agreement, the Shareholder agreed to transfer to Wonderwide all of the issued and outstanding capital stock of Jenson International Travel Services Limited ("Jenson Travel") in exchange for the issuance to the shareholder by the Company of 1,275,673 shares of Common Stock. The Shareholder also has agreed to contribute to the Company the sum of RMB 36,535,000, representing the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998. In addition, the Shareholder has provided certain operating advances to the Company from time to time, in the aggregate amount of RMB70,000,000 with respect to such advances, the Company and the Shareholder have agreed that (i) RMB36,535,000 shall be applied to offset in full the obligation of the Shareholder to contribute to the Company an amount equal to the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996 , 1997 and 1998, and (ii) in exchange for the remaining amount of such advances of RMB 33,465,000, the Company shall issue to the Shareholder an aggregate of 501,484 shares of Common Stock. The foregoing transactions are described in an Investment Agreement dated as of May 18, 1999, entered into and between the Company and the Shareholder.

FOREIGN CURRENCY TRANSLATION

In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency.

The Company's share capital is denominated in United States Dollars ("US$") and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transactions dates.

All translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate of US$1.00 = RMB8.3 as quoted by the People's Bank of China ("PBOC") on March 31, 1998. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

NOTE 2. COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

NOTE 3. (LOSS) EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the basic shares and all dilutive securities (stock options and warrants), but does not include the impact of contingently issuable securities or potential common shares which would be antidilutive.

For the three months ended March 31, 1998, net income per common share is based on the weighted average number of shares of the Common Stock issued and outstanding during each respective period. The weighted average number of common stock outstanding for the periods presented are calculated after taking effect of the cancellation of 1,886,022 shares issued to the Shareholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Consolidated Results of Operations:

         Three months ended March 31, 1998

         SALES:

         For the three months ended March 31, net sales were RMB 4,379,695, of which RMB 2,856,094 (65.2%) was from the hotel operation and RMB 1,523,602 (34.8%) was from the consulting services.

         For the three months ended March 31, 1998, net sales of the hotel operation was comprised of RMB1,720,577 (60.2%) from room income, RMB1,052,370 (36.8%) from food and beverage income, and RMB83,147 (3.0%) was from other income.

         OPERATING EXPENSES:

         For the three months ended March 31, 1998, operating expenses were RMB5,671,529 or 129.5% of net sales, consisting of direct operating expenses of RMB1,212,101 or 21.4% of net sales and other operating expenses of RMB 4,459,428 or 101.8% of net sales.

         Other operating expenses for the three months ended March 31, 1998, mainly comprised of depreciation and amortization which amounted to RMB 1,031,377 or 23.5% of net sales, legal and professional fees amounted to RMB 717,242 or 16.4% of net sales, salaries and staff welfare provisions amounted to RMB793,934 or 18.1% of net sales, utilities amounted to RMB 546,233 or 12.5% of net sales, general and administrative expenses amounted to 1,370,642 or 31.3% of net sales.

         The legal and professional fees incurred in 1998 mainly represented audit fees, legal counsel fees and professional expenses incurred for the reverse acquisition of Best Medical Treatment Group, Inc. during 1998.

         INTEREST INCOME AND INTEREST EXPENSES:

         For the three months ended March 31, 1998, interest expense was RMB339,000 and no material interest income was noted during the period.

         INCOME TAXES:

         For the three months ended March 31, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 52,000 tax provision was made during the period.

         Save as disclosed above, no other subsidiaries within the Company had assessable income during the three months ended March 31, 1998.

         NET (LOSS)/INCOME BEFORE INCOME TAXES:

         Net loss for the three months ended March 31, 1998, was RMB 1,682,834 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid regarding the reverse acquisition of Best Medical Treatment Group, Inc., during 1998. The expenses incurred during the period amounted to RMB 700,000 approximately.

         CONSOLIDATED FINANCIAL RESOURCES - MARCH 31, 1998

         LIQUIDITY AND CAPITAL RESOURCES:

         For the three months ended March 31, 1998, the Company's operations provided cash resources of RMB214,166. The major components of the cash provided from operations during the period were the increase of RMB 1,060,540 in accrued expenses and the increase of RMB 615,949 in interest payable. 102,955 were used in investing activities for the purchase of property, plant and equipment.

         The Company's cash balance increased by RMB 111,211 to RMB927,768 at March 31, 1998, as compared to RMB 816,557 at December 31, 1997. The Company's net working capital deficit increased by RMB541,285 to RMB 39,196,545 at March 31, 1998, as compared to RMB38,655,260 at December 31, 1997. As a result, the Company's current ratio decreased to 0.32 to 1 at March 31, 1998, as compared to 0.31 to 1 at December 31, 1997.

         The Company is currently operating at a loss and has net working capital deficit. The Company's ability to continue as a going concern is dependent on the continued financial support of its principal shareholder, who has provided a letter of financial support to the Company.

         The management is currently seeking alternative ways to improve the liquidity of the Company. On May 18, 1999, the principal shareholder signed an investment agreement with the Company to forego repayment on the advances made by him of RMB 70,000,000 in exchange for 501,484 shares of common stock of the Company.

FOREIGN CURRENCY EXCHANGE AND INFLATION

         The People's Republic of China ("PRC") government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. The conversion of Renminbi into United States Dollars and other foreign currencies is based on the rate set by the People's Bank of China ("PBOC"), which is set based on the previous day's PRC interbank foreign exchange market rate and with reference to current exchange rates on the world financial markets.

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

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, influctations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products and services is settled primarily in RMB. As a result, devaluation of the RMB against the United States Dollar ("USD") would adversely affect the Company's financial performance when measured in USD. Although prior to 1994, the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of currencies. Effective December 1, 1998, the foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the PBC.

         The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and services is settled in RMB.

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

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In August 1988, Qin Dynasty, a subsidiary of the Company, signed a loan agreement (the "Loan Agreement") with a company in the PRC (the "Plaintiff") to provide a loan in the amount of US$ 2,000,000 to Qin Dynasty. Under the Loan Agreement, the loan accrued interest at the 6-month LIBOR rate plus 0.8% per annum and was repayable 24 months after the first draw down date in four equal half-yearly installments of US$500,000. The loan was secured by a RMB10,000,000 deposit (approximately equivalent to the loan amount on the draw down date) provided by C.M. Cheng on behalf of Qin Dynasty to the Plaintiff and accrued interest at a fixed annual interest rate of 7.2%. The Plaintiff was required to refund the deposit to C.M. Cheng in four equal half-yearly installments of RMB2,500,000 on the maturity dates of the four half-yearly principal installments of US$500,000 on April 3, 1991 and September 3, 1992. However, Qin Dynasty did not repay any portion of the loan and the Plaintiff did not request settlement during the period because the Company contends there was a verbal agreement (the "Verbal Agreement") between the parties whereby the parties agreed that the quarterly principal payment of US$500,000 would be set off against RMB2,500,000 of the deposit in case of default in repayment.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits    Description              Method of Filing
        --------    -----------              ----------------

          (27)      Financial Data Schedule  Filed herewith

(b)     Current Reports on Form 8-K
          A Current Report on Form 8-K, was filed by the Registrant on March 27, 1998. The following is a list of the items reported and financial statements filed in the Form 8-K:

          ITEM 1.  CHANGE IN CONTROL OF REGISTRANT

          ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

          ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS

          The above referenced Financial Statements were subsequently filed on a Form 8-K/A, Amendment No. 1, filed on May 21, 1999, amending the Current Report on Form 8-K, previously filed by the Registrant on March 27, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JENSON INTERNATIONAL, INC.
Registrant



Date:  June 2, 1999                     /s/  C.M. Cheng
      ---------------------------       ----------------------------
                                             C.M. Cheng
                                             Chairman (Chief Executive Officer)


                                        /s/  C.M. Chow
                                        ----------------------------
                                             C.M. Chow
                                             (Chief Financial Officer)

                                EXHIBIT INDEX


               Exhibit 27               Financial Data Schedule