Form 10QSB
period 1998-06-30
JENSON INTERNATIONAL INC
filed 1999-06-04
CIK 357049

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ to .....................

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1999: 2,763,843

      Transitional Small Business Disclosure Format: Yes[ ] No[X]

                           JENSON INTERNATIONAL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) - June 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 1998

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1998

                  Notes to Condensed Consolidated Financial Statements (Unaudited) -
                  Three and Six Months Ended June 30, 1998


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I--FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                AS AT             AS AT              AS AT            AS AT
                                                             JUNE 30,1998    DECEMBER 31,1997    JUNE 30,1998    DECEMBER 31, 1997
                                                             ------------    ----------------    ------------    -----------------
                                                                 RMB               RMB                US$               US$
Current assets :
     Cash and cash equivalents                                   879,844           816,557           106,005            98,380
     Accounts receivable                                      13,454,520        15,430,374         1,621,027         1,859,081
     Inventories                                                 739,564           779,198            89,104            93,879
     Prepayments, deposits and other receivables                 613,253           410,570            73,886            49,466

                                                             -----------       -----------        ----------        ----------
     Total current assets                                     15,687,181        17,436,699         1,890,022         2,100,806
Property, plant and equipment                                 32,218,404        34,134,339         3,881,735         4,112,571
                                                             -----------       -----------        ----------        ----------
                                                              47,905,585        51,571,038         5,771,757         6,213,377
                                                             ===========       ===========        ==========        ==========


Current liabilities :
     Short term bank borrowings                               25,560,349        24,964,050         3,079,560         3,007,717
     Accounts payable                                          2,674,702         3,369,771           322,253           405,997
     Accrued hotel management fees                             3,269,047         3,345,359           393,861           403,055
     Statutory provision for staff welfare and benefits        9,958,195         9,376,307         1,199,783         1,129,675
     Interest payable                                          3,496,961         2,600,106           421,321           313,266
     Other creditors                                           1,801,946         1,431,002           217,102           172,410
     Amount due to principal shareholder                               0         4,754,530                 0           572,835
     Income tax payable                                          616,000           513,000            74,217            61,807
     Accruals                                                  7,209,957         5,737,834           868,670           691,305
                                                             -----------       -----------        ----------        ----------
     Total current liabilities                                54,587,157        56,091,959         6,576,767         6,758,067
                                                             -----------       -----------        ----------        ----------

Shareholders' advances and shareholders' equity :
     Advances from the principle shareholder                  70,000,000        70,000,000         8,433,735         8,433,735
                                                             -----------       -----------        ----------        ----------


     Common stock par value US$ 0.001;
        authorised 50,000,000 shares; issued
        2,623,843 and 2,763,843 at March 31, 1998 and
        December 31, 1997, respectively                           22,933            21,771             2,763             2,623
     Additional paid-in capital                                   (6,972)         (180,110)             (840)          (21,700)
     Accumulated deficit                                     (76,697,533)      (74,362,582)       (9,240,668)       (8,959,348)
                                                             -----------       -----------        ----------        ----------
Total deficiency of shareholders' equity                     (76,681,572)      (74,520,921)       (9,238,745)       (8,978,425)
                                                             -----------       -----------        ----------        ----------

Total shareholders' advances and shareholders' equity         (6,681,572)       (4,520,921)         (805,010)         (544,690)
                                                             -----------       -----------        ----------        ----------

Total liabilities and shareholders' equity                    47,905,585        51,571,038         5,771,757         6,213,377
                                                             ===========       ===========        =========         ==========


See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                                        6 MONTHS       6 MONTHS        3 MONTHS        3 MONTHS
                                                          ENDED          ENDED           ENDED           ENDED
                                                      JUNE 30,1998    JUNE 30,1998    JUNE 30,1998    JUNE 30,1998
                                                      ------------    ------------    ------------    ------------
                                                          RMB             US$             RMB              US$
Revenues :
    Hotel operations :
      Rooms                                             3,950,764         475,996       2,230,187         268,697
      Food and beverage                                 2,424,346         292,090       1,371,976         165,298
      Other operating departments                         457,938          55,173         224,643          27,065
      Sales tax                                          (340,935)        (41,077)       (190,787)        (22,986)

                                                      -----------      ----------     -----------      ----------
                                                        6,492,113         782,182       3,636,019         438,074

    Consultancy services                                3,100,000         373,494       1,550,000         186,747
    Others                                                 22,862           2,754          10,261           1,236
    Sales tax for consultancy services                    (78,000)         (9,398)        (39,000)         (4,699)
                                                      -----------      ----------     -----------      ----------
    Total revenue                                       9,536,975       1,149,032       5,157,280         621,358
                                                      -----------      ----------     -----------      ----------

Operating expenses :
    Hotel operations by departments :
      Rooms                                               738,638          88,993         402,457          48,489
      Food and beverage                                 1,643,138         197,968         874,810         105,399
      Other operating departments                         159,449          19,211          82,857           9,983
Consultancy services :
      Consultancy fee to principal shareholder             62,000           7,470          31,000           3,735
Other operating expenses :
      Administrative and general                        1,891,337         227,872         859,960         103,610
      Consultancy fee paid to the consultant              174,300          21,000               0               0
      Depreciation and amortization                     2,128,678         256,467       1,058,474         127,527
      Electricity, gas and water                          978,647         117,909         432,414          52,098
      Repairs and maintenance                              20,841           2,510          (8,997)         (1,084)
      Salaries and allowances                           1,268,315         152,809         623,642          75,139
      Provision for staff welfare and benefits            384,212          46,291         234,951          28,307
      Legal and professional fees                       1,433,571         172,719         716,329          86,305
      Management fee to a related company                 192,600          23,205          96,300          11,602

                                                      -----------      ----------     -----------      ----------
    Total operating expenses                           11,075,726       1,334,424       5,404,197         651,110
                                                      -----------      ----------     -----------      ----------

Net operating loss                                     (1,538,751)       (185,392)       (246,917)        (29,752)
Interest expenses                                        (693,200)        (83,518)       (354,200)        (42,675)
                                                      -----------      ----------     -----------      ----------

Loss before income taxes                               (2,231,951)       (268,910)       (601,117)        (72,427)
Income taxes                                             (103,000)        (12,410)        (51,000)         (6,145)
                                                      -----------      ----------     -----------      ----------

Net loss for the period                                (2,334,951)       (281,320)       (652,117)        (78,572)
                                                      ===========      ==========     ===========      ==========

Loss per share
    Basic                                                   (2.60)          (0.32)          (0.74)          (0.09)
                                                      ===========      ==========     ===========      ==========

Weighted average number of share of common stock
    Basic                                                 877,821         877,821)        877,821         877,821
                                                      ===========      ==========     ===========      ==========

See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998

                                                                    6 MONTHS        6 MONTHS
                                                                      ENDED           ENDED
                                                                   JUNE 30,1998    JUNE 30,1998
                                                                   ------------    ------------
                                                                       RMB              US$
Cash flows from operating activities :
    Net loss                                                        (2,334,951)      (281,319)
    Adjustments to reconcile net loss to
      net cash used in operating activities :
        Depreciation and amortisation                                2,128,678        256,467
        Consulting fees                                                174,300         21,000
        Written back for doubtful accounts                              (6,375)          (768)

        Changes in working capital components :
           Accounts receivable                                       1,982,229        238,823
           Inventories                                                  39,634          4,775
           Prepayments, deposits and other receivables                (202,683)       (24,420)
           Amount due to the principal shareholder                  (4,754,530)      (572,835)
           Amount due from the subsidiary                                                   0
           Accounts payable                                           (695,069)       (83,743)
           Other creditors and accruals                                294,632         35,498
           Statutory provisions for staff welfare and benefits         581,888         70,107
           Interest payable                                            896,855        108,055
           Other payable                                                     0              0
           Income tax payable                                          103,000         12,410
           Accrued expenses                                          1,472,123        177,364

                                                                    ----------       --------
Net cash used in operating activities                                 (320,269)       (38,586)
                                                                    ----------       --------


Cash flow from investing activities
    Purchase of fixed assets                                          (224,473)       (27,045)
    Proceeds from the disposal of  fixed assets                         11,730          1,413
                                                                    ----------       --------
                                                                      (212,743)       (25,632)
                                                                    ----------       --------

Cash flow from financing activities
    New bank borrowings                                                596,299         71,843

Net increase in cash and cash equivalent                                63,287          7,625

Cash and cash equivalents
    Beginning of the period                                            816,557         98,380

                                                                    ----------       --------
    End of the period                                                  879,844        106,005
                                                                    ----------       --------

See accompanying notes to the Condensed Consolidated Financial Statements

                           JENSON INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998


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

Section 2.04 of the Exchange Agreement provided that in the event that Wonderwide's consolidated net income, as audited under United States generally accepted accounting principles ("U.S. GAAP"), was less than $2.5 million for the year ended December 31, 1997, then the Shareholder would cancel that number of shares of Common Stock to that level that would have existed had Winderwide's 1997 earnings met the minimum level stated above (before adjustment for any splits or new issuances post closing). Wonderwide's consolidated net income, as audited under U.S. GAAP for the fiscal year ended December 31, 1997, was $793,736. In accordance with Section 2.04 of the Agreement, an aggregate of 1,886,022 shares of Common Stock issued pursuant to the Agreement were automatically cancelled effective as of May 18, 1999 ( which is the date of completion of the independent audit of Wonderwide's financial statements for the fiscal year ended December 31, 1997).

Subsequent to the closing date of the Agreement, the Shareholder agreed to transfer to Wonderwide all of the issued and outstanding capital stock of Jenson International Travel Services Limited ("Jenson Travel") in exchange for the issuance to the shareholder by the Company of 1,275,673 shares of Common Stock. The Shareholder also has agreed to contribute to the Company the sum of RMB 36,535,000, represented the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996, 1997 and 1998. In addition, the Shareholder has provided certain operating advances to the Company from time to time, in the aggregate amount of RMB70,000,000 with respect to such advances, the Company and the Shareholder Have agreed that (i) RMB36,535,000 shall be applied to offset in full the obligation of the Shareholder to contribute to the Company an amount equal to the approximate net income of the group tour business now conducted by Jenson Travel for the years ended December 31, 1995, 1996 , 1997 and 1998, and (ii) in exchange for the remaining amount of such advances of RMB 33,465,000, the Company shall issue to the Shareholder an aggregate of 501,484 shares of Common Stock. The foregoing transactions are described in an Investment Agreement dated as of May 18, 1999, entered into and between the Company and the Shareholder.

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

All translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate of US$1.00 = RMB8.3 as quoted by the People's Bank of China ("PBOC") on June 30, 1998. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

NOTE 2. COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 1998 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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

For the three and six months ended June 30, 1998, net income per common share is based on the weighted average number of shares of the Common Stock issued and outstanding during each respective period. The weighted average number of common stock outstanding for the periods presented are calculated after taking effect of the cancellation of 1,886,022 shares issued to the Shareholder.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Consolidated Results of Operations:

         Three months ended June 30, 1998

         SALES:

         For the three months ended June 30, 1998, net sales were RMB 5,157,280, of which RMB 3,636,019 (70.5%) was from the hotel operation and RMB 1,521,261 (29.5%) was from the consulting services.

         For the three months ended June 30, 1998, net sales of the hotel operation of which RMB2,230,167 (61.3%) was from room income, RMB1,371,976 (37.7%) was from food and beverage income, and RMB33,856 (1.0%) was from other income.

         OPERATING EXPENSES:

         For the three months ended June 30, 1998, operating expenses were RMB5,404,197 or 104.8% of net sales, consisting of direct operating expenses of RMB1,391,124 or 27.0% of net sales and other operating expenses of RMB 4,013,073 or 77.8% of net sales.

         Other operating expenses for the three months ended June 30, 1998 mainly comprised of depreciation and amortization amounting to RMB 1,058,474 or 20.5% of net sales, legal and professional fees amounted to RMB 716,329 or 13.9% of net sales, salaries and staff welfare provisions amounted to RMB858,593 or 16.6% of net sales, utilities amounted to RMB 432,414 or 8.4% of net sales, general and administrative expenses amounted to RMB947,263 or 18.4% of net sales.

         The legal and professional fees incurred during the period mainly represented audit fees, legal counsel fees and professional expenses incurred for the reverse acquisition of Best Medical Treatment Group, Inc. in 1998.

         INTEREST INCOME AND INTEREST EXPENSES:

         For the three months ended June 30, 1998, interest expense was RMB354,200 and no material interest income was noted during the period.

         INCOME TAXES:

         For the three months ended June 30, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 51,000 tax provision was made during the period.

         Save as disclosed above, no other subsidiaries within the Company has assessable income during the three months ended June 30, 1998.

         NET (LOSS) / INCOME BEFORE INCOME TAXES:

         Net loss for the three months ended June 30, 1998 was RMB 652,117 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid in respect of the reverse acquisition of Best Medical Treatment Group, Inc. during 1998. These expenses incurred during the period amounted to approximately RMB 500,000.
         Six months ended June 30, 1998

         SALES:

         For the six months ended June 30, 1998, net sales were RMB9,536,975, of which RMB 6,492,113 (68.1%) was from the hotel operation and RMB 3,044,862 (31.9%) was from the consulting services.

         For the six months ended June 30, 1998, net sales of the hotel operation of which RMB3,950,764 (41.4%) was room income, RMB2,424,346 (25.4%) was food and beverage income, and RMB117,003 (1.3%) was other income.

         OPERATING EXPENSES:

         For the six months ended June 30, 1998, operating expenses were RMB11,075,726 or 116.1% of net sales, consisting of direct operating expenses of RMB2,603,225 or 27.3% of net sales and other operating expenses of RMB 8,472,501 or 88.8% of net sales.

         Other operating expenses for the six months ended June 30, 1998 mainly comprised of depreciation and amortization amounted to RMB 2,128,678 or 22.3% of net sales, legal and professional fees amounted to RMB 1,433,571 or 15.0% of net sales, salaries and staff welfare provisions amounted to RMB1,652,527 or 17.3% of net sales, utilities amounted to RMB978,647 or 10.3% of net sales, general and administrative expenses amounted to RMB2,279,078 or 23.9% of net sales.

         The legal and professional fees incurred during the period mainly represented audit fees, legal counsel fees and professional expenses incurred for the reversed acquisition of Best Medical Treatment Group, Inc. in 1998.

         INTEREST INCOME AND INTEREST EXPENSES:

         For the six months ended June 30, 1998, interest expense was RMB693,200 and no material interest income was noted during the period.

         INCOME TAXES:

         For the six months ended June 30, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 103,000 tax provision was made during the period.

         Save as disclosed above, no other subsidiaries within the Company has assessable income during the six months ended June 30, 1998.

         NET (LOSS) / INCOME BEFORE INCOME TAXES:

         Net loss for the six months ended June 30, 1998 was RMB 2,334,951 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid in respect of the reverse acquisition of Best Medical Treatment Group, Inc during 1998. These expenses incurred during the period amounted to approximately RMB 1,200,000.

         CONSOLIDATED FINANCIAL RESOURCES - JUNE 30, 1998

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, the Company's operations acquired cash resources of RMB320,269. The major components of the cash required by operations during the period were the decrease of RMB 4,754,530 in the amount due to the principal shareholder and the increase of RMB 1,472,123 and RMB896,855 in accrued expenses and interest payable, respectively. 212,743 were used in investing activities for the purchase of property, plant and equipment. New bank borrowing amounted to RMB 596,299 during the period.

         Six months ended June 30, 1998

         SALES:

         For the six months ended June 30, 1998, net sales were RMB9,536,975, of which RMB 6,492,113 (68.1%) was from the hotel operation and RMB 3,044,862 (31.9%) was from the consulting services.

         For the six months ended June 30, 1998, net sales of the hotel operation of which RMB3,950,764 (41.4%) was room income, RMB2,424,346 (25.4%) was food and beverage income, and RMB117,003 (1.3%) was other income.

         OPERATING EXPENSES:

         For the six months ended June 30, 1998, operating expenses were RMB11,075,726 or 116.1% of net sales, consisting of direct operating expenses of RMB2,603,225 or 27.3% of net sales and other operating expenses of RMB 8,472,501 or 88.8% of net sales.

         Other operating expenses for the six months ended June 30, 1998 mainly comprised of depreciation and amortization amounted to RMB 2,128,678 or 22.3% of net sales, legal and professional fees amounted to RMB 1,433,571 or 15.0% of net sales, salaries and staff welfare provisions amounted to RMB1,652,527 or 17.3% of net sales, utilities amounted to RMB978,647 or 10.3% of net sales, general and administrative expenses amounted to RMB2,279,078 or 23.9% of net sales.

         The legal and professional fees incurred during the period mainly represented audit fees, legal counsel fees and professional expenses incurred for the reversed acquisition of Best Medical Treatment Group, Inc. in 1998.

         INTEREST INCOME AND INTEREST EXPENSES:

         For the six months ended June 30, 1998, interest expense was RMB693,200 and no material interest income was noted during the period.

         INCOME TAXES:

         For the six months ended June 30, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 103,000 tax provision was made during the period.

         Save as disclosed above, no other subsidiaries within the Company has assessable income during the six months ended June 30, 1998.

         NET (LOSS) / INCOME BEFORE INCOME TAXES:

         Net loss for the six months ended June 30, 1998 was RMB 2,334,951 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid in respect of the reverse acquisition of Best Medical Treatment Group, Inc during 1998. These expenses incurred during the period amounted to approximately RMB 1,200,000.

         CONSOLIDATED FINANCIAL RESOURCES - JUNE 30, 1998

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, the Company's operations acquired cash resources of RMB320,269. The major components of the cash required by operations during the period were the decrease of RMB 4,754,530 in the amount due to the principal shareholder and the increase of RMB 1,472,123 and RMB896,855 in accrued expenses and interest payable, respectively. 212,743 were used in investing activities for the purchase of property, plant and equipment. New bank borrowing amounted to RMB 596,299 during the period.

         The Company's cash balance increased by RMB 63,287 to RMB879,844 at June 30, 1998, as compared to RMB 816,557 at December 31, 1997. The Company's net working capital deficit increased by RMB244,716 to RMB 38,899,976 at June 30, 1998, as compared to RMB38,655,260 at December 31, 1997. As a result, the Company's current ratio decreased to 0.29 to 1 at March 31, 1998, as compared to 0.31 to 1 at December 31, 1997.

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

         The Plaintiff then filed a lawsuit against Qin Dynasty and in May, 1996, PRC court determined that the first three installments of the loan repayment with an aggregate value of US $1.5 million should be set-off against RMB7.5 million of C.M. Cheng's deposit and that Qin Dynasty should repay the fourth loan installment of US$500,000 to the Plaintiff in return for a refund of the remaining RMB2,500,000 deposit to Cheng Chao Ming. All related interest expenses and penalty interest for the delay of repayment in respect of the US$500,000 loan principal and RMB2,500,000 deposit to be computed and settled in accordance with the Loan Agreement. The Company's directors believe that the ultimate resolution of this matter will not have any material impact on the Company's financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits   Description              Method of Filing
         --------   -----------              ----------------
           (27)     Financial Data Schedule  Filed herewith

(b)      Current Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JENSON INTERNATIONAL, INC.
Registrant


Date:  June 2, 1999                    /s/   C.M. Cheng
      -----------------------          ------------------------------
                                             C.M. Cheng
                                             Chairman (Chief Executive Officer)


                                       /s/   C.M. Chow
                                       ------------------------------
                                             C.M. Chow
                                             (Chief Financial Officer)

                                EXHIBIT INDEX


               Exhibit 27               Financial Data Schedule