Form 10QSB
period 1998-09-30
JENSON INTERNATIONAL INC
filed 1999-06-04
CIK 357049

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                           JENSON INTERNATIONAL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) - September 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 1998

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 1998

                  Notes to Condensed Consolidated Financial Statements (Unaudited) - Three and Nine Months Ended September 30, 1998


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - -FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                AS AT             AS AT              AS AT            AS AT
                                                             SEPT 30,1998    DECEMBER 31,1997    SEPT 30,1998    DECEMBER 31, 1997
                                                             ------------    ----------------    ------------    -----------------
                                                                 RMB               RMB                US$              US$
Current assets :
     Cash and cash equivalents                                 1,466,271           816,557           176,659            98,380
     Accounts receivable                                      15,238,784        15,430,374         1,835,998         1,859,081
     Inventories                                                 825,463           779,198            99,453            93,879
     Prepayments, deposits and other receivables                 709,785           410,570            85,516            49,466

                                                             -----------       -----------        ----------        ----------
     Total current assets                                     18,240,303        17,436,699         2,197,626         2,100,806
Property, plant and equipment                                 31,127,197        34,134,339         3,750,265         4,112,571
                                                             -----------       -----------        ----------        ----------
                                                              49,367,500        51,571,038         5,947,891         6,213,377
                                                             ===========       ===========        ==========        ==========


Current liabilities :
     Short term bank borrowings                               25,560,349        24,964,050         3,079,560         3,007,717
     Accounts payable                                          2,645,350         3,369,771           318,717           405,997
     Accrued hotel management fees                             3,269,047         3,345,359           393,861           403,055
     Statutory provision for staff welfare and benefits       10,216,435         9,376,307         1,230,896         1,129,675
     Interest payable                                          3,858,761         2,600,106           464,911           313,266
     Other creditors                                           1,675,658         1,431,002           201,887           172,410
     Amount due to principal shareholder                               0         4,754,530                 0           572,835
     Income tax payable                                          667,000           513,000            80,361            61,807
     Accruals                                                  8,692,026         5,737,834         1,047,232           691,305
                                                             -----------       -----------        ----------        ----------
     Total current liabilities                                56,584,626        56,091,959         6,817,425         6,758,067
                                                             -----------       -----------        ----------        ----------

Shareholders' advances and shareholders' equity :
     Advances from the principle shareholder                  70,000,000        70,000,000         8,433,735         8,433,735
                                                             -----------       -----------        ----------        ----------


     Common stock par value US$ 0.001;
        authorized 50,000,000 shares; issued
        2,623,843 and 2,763,843 at March 31, 1998 and
        December 31, 1997, respectively                           22,933            21,771             2,763             2,623
     Additional paid-in capital                                   (6,972)         (180,110)             (840)          (21,700)
     Accumulated deficit                                     (77,233,087)      (74,362,582)       (9,305,192)       (8,959,348)
                                                             -----------       -----------        ----------        ----------
Total deficiency of shareholders' equity                     (77,217,126)      (74,520,921)       (9,303,269)       (8,978,425)
                                                             -----------       -----------        ----------        ----------

Total shareholders' advances and shareholders' equity         (7,217,126)       (4,520,921)         (869,534)         (544,690)
                                                             -----------       -----------        ----------        ----------

Total liabilities and shareholders' equity                    49,367,500        51,571,038         5,947,891         6,213,377
                                                             ===========       ===========        ==========        ==========

See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                       9 MONTHS        9 MONTHS        3 MONTHS         3 MONTHS
                                                         ENDED           ENDED           ENDED            ENDED
                                                       SEPT 30,1998   SEPT 30,1998    SEPT 30,1998     SEPT 30,1998
                                                      ------------   ------------    ------------     ------------
                                                          RMB             US$             RMB              US$
Revenues :
    Hotel operations :
      Rooms                                             6,745,544        812,716       2,794,780          336,720
      Food and beverage                                 3,680,421        443,424       1,256,075          151,334
      Other operating departments                         756,423         91,135         298,485           35,962
      Sales tax                                          (557,637)       (67,185)       (216,702)         (26,109)

                                                      -----------     ----------     -----------       ----------
                                                       10,624,751      1,280,090       4,132,638          497,907

    Consultancy services                                4,650,000        560,241       1,550,000          186,747
    Others                                                 32,999          3,976          10,137            1,221
    Sales tax for consultancy services                   (117,000)       (14,096)        (39,000)          (4,699)
                                                      -----------     ----------     -----------       ----------
    Total revenue                                      15,190,750      1,830,211       5,653,775          681,176
                                                      -----------     ----------     -----------       ----------

Operating expenses :
    Hotel operations by departments :
      Rooms                                             1,187,073        143,021         448,435           54,028
      Food and beverage                                 2,629,760        316,839         986,622          118,870
      Other operating departments                         242,316         29,195          82,867            9,984
Consultancy services :
      Consultancy fee to principal shareholder             93,000         11,205          31,000            3,735
Other operating expenses :
      Administrative and general                        2,534,327        305,341         642,990           77,469
      Consultancy fee paid to the consultant              174,300         21,000               0                0
      Depreciation and amortization                     3,291,742        396,595       1,163,064          140,128
      Electricity, gas and water                        1,750,113        210,857         771,466           92,948
      Repairs and maintenance                              44,329          5,341          23,488            2,830
      Salaries and allowances                           2,110,229        254,245         841,914          101,436
      Provision for staff welfare and benefits            371,236         44,727         (12,976)          (1,563)
      Legal and professional fees                       2,134,930        257,220         701,359           84,501
      Management fee to a related company                 288,900         34,807          96,300           11,602

                                                      -----------     ----------     -----------       ----------
    Total operating expenses                           16,852,255      2,030,393       5,776,529          695,968
                                                      -----------     ----------     -----------       ----------
Net operating loss                                     (1,661,505)      (200,182)       (122,754)         (14,792)
Interest expenses                                      (1,055,000)      (127,108)       (361,800)         (43,590)
                                                      -----------     ----------     -----------       ----------

Loss before income taxes                               (2,716,505)      (327,290)       (484,554)         (58,382)
Income taxes                                             (154,000)       (18,554)        (51,000)          (6,145)
                                                      -----------     ----------     -----------       ----------

Net loss for the period                                (2,870,505)      (345,844)       (535,554)         (64,527)
                                                      ===========     ==========     ===========       ==========

Loss per share
    Basic                                                   (3.12)         (0.39)          (0.61)           (0.07)
                                                      ===========     ==========     ===========       ==========

Weighted average number of share of common stock
    Basic                                                 877,821        877,821         877,821          877,821
                                                      ===========     ==========     ===========       ==========



See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                     9 MONTHS       9 MONTHS
                                                                       ENDED           ENDED
                                                                   SEPT 30,1998    SEPT 30,1998
                                                                   ------------    ------------
                                                                        RMB             US$
Cash flows from operating activities :
    Net loss                                                        (2,870,505)      (345,844)
    Adjustments to reconcile net loss to net cash
      provided by operating activities :
        Depreciation and amortisation                                3,291,742        396,595
        Consulting fees                                                174,300         21,000
        Written back for doubtful accounts                              (6,375)          (768)
        Changes in working capital components :
           Accounts receivable                                         197,965         23,851
           Inventories                                                 (46,265)        (5,574)
           Prepayments, deposits and other receivables                (299,215)       (36,050)
           Amount due to the principal shareholder                  (4,754,530)      (572,834)
           Amount due from the subsidiary                                                   0
           Accounts payable                                           (724,421)       (87,280)
           Other creditors and accruals                                168,344         20,282
           Statutory provisions for staff welfare and benefits         840,128        101,220
           Interest payable                                          1,258,655        151,645
           Other payable                                                     0              0
           Income tax payable                                          154,000         18,554
           Accrued expenses                                          2,954,192        355,928

                                                                    ----------       --------
Net cash provided by operating activities                              338,015         40,725
                                                                    ----------       --------


Cash flow from investing activities
    Purchase of fixed assets                                          (350,463)       (42,224)
    Proceeds from the disposal of  fixed assets                         65,863          7,935
    Additional paid in capital                                                              0
                                                                    ----------       --------
                                                                      (284,600)       (34,289)
                                                                    ----------       --------

Cash flow from financing activities
    New bank borrowings                                                596,299         71,843
                                                                    ----------       --------

Net increase in cash and cash equivalent                               649,714         78,279

Cash and cash equivalents
    Beginning of the period                                            816,557         98,380

                                                                    ----------       --------
    End of the period                                                1,466,271        176,659
                                                                    ----------       --------

See accompanying notes to the Condensed Consolidated Financial Statements

                           JENSON INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


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

All translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate of US$1.00 = RMB8.3 as quoted by the People's Bank of China ("PBOC") on September 30, 1998. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

NOTE 2. COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 1998 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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

For the three and nine months ended September 30, 1998, net income per common share is based on the weighted average number of shares of the Common Stock issued and outstanding during each respective period. The weighted average number of common stock outstanding for the periods presented are calculated after taking effect of the cancellation of 1,886,022 shares issued to the Shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Consolidated Results of Operations:

         Three months ended September 30, 1998

         SALES:

         For the three months ended September 30, 1998, net sales were RMB 5,653,775, of which RMB 4,132,638 (73.1%) was from the hotel operation and RMB 1,521,137 (26.9%) was from the consulting services.

         For the three months ended September 30, 1998, net sales of the hotel operation of which RMB2,794,780 (49.4%) was room income, RMB1,256,075 (22.3%) was food and beverage income, and RMB81,783 (1.4%) was other income.

         OPERATING EXPENSES:

         For the three months ended September 30, 1998, operating expenses were RMB5,776,529 or 102.2% of net sales, consisting of direct operating expenses of RMB1,548,924 or 27.4% of net sales and other operating expenses of RMB 4,227,605 or 74.8% of net sales.

         Other operating expenses for the three months ended September 30, 1998 mainly comprise of depreciation and amortization amounting to RMB 1,163,064 or 20.6% of net sales, legal and professional fees amounted to RMB 701,359 or 12.4% of net sales, salaries and staff welfare provisions amounted to RMB828,938 or 14.7% of net sales, utilities amounted to RMB771,466 or 13.6% of net sales, general and administrative expenses amounted to RMB762,778 or 13.5% of net sales.

         The legal and professional fees incurred during the period mainly represented audit fees, legal counsel fees and professional expenses incurred for the reverse acquisition of Best Medical Treatment Group, Inc. in 1998.


         INTEREST INCOME AND INTEREST EXPENSES:

         For the three months ended September 30, 1998, interest expense was RMB361,800 and no material interest income was noted during the period.

         INCOME TAXES:

         For the three months ended September 30, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 51,000 tax provision was made during the period.


         Save as disclosed above, no other subsidiaries within the Company has assessable income during the three months ended September 30, 1998.

         NET (LOSS) / INCOME BEFORE INCOME TAXES:

         Net loss for the three months ended September 30, 1998 was RMB 535,554 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid in respect of the reverse acquisition of Best Medical Treatment Group, Inc. during 1998. These expenses incurred during the period amounted to approximately RMB 300,000.

         Nine months ended September 30, 1998

         SALES:

         For the nine months ended September 30, 1998, net sales were RMB 15,190,750, of which RMB 10,624,751 (69.9%) was from the hotel operation and RMB 4,565,999 (30.1%) was from the consulting services.

         For the nine months ended September 30, 1998, net sales of the hotel operation of which RMB6,745,544 (44.4%) was room income, RMB3,680,421 (24.2%) was food and beverage income, and RMB198,786 (1.3%) was other income.

         OPERATING EXPENSES:

         For the nine months ended September 30, 1998, operating expenses were RMB16,852,255 or 110.9% of net sales, consisting of direct operating expenses of RMB4,152,149 or 27.3% of net sales and other operating expenses of RMB 12,700,106 or 83.6% of net sales.

         Other operating expenses for the nine months ended September 30, 1998 mainly comprised of depreciation and amortization amounted to RMB 3,291,742 or 21.7% of net sales, legal and professional fees amounted to RMB 2,134,930 or 14.1% of net sales, salaries and staff welfare provisions amounted to RMB2,481,465 or 16.3% of net sales, utilities amounted to RMB1,750,113 or 11.5% of net sales, general and administrative expenses amounted to RMB3,041,856 or 20.0% of net sales.

         The legal and professional fees incurred during the period mainly represented audit fees, legal counsel fees and professional expenses incurred for the reversed acquisition of Best Medical Treatment Group, Inc. in 1998.

         INTEREST INCOME AND INTEREST EXPENSES:

         For the nine months ended September 30, 1998, interest expense was RMB1,055,000 and no material interest income was noted during the period.

         INCOME TAXES:

         For the nine months ended September 30, 1998, one of the Company's BVI subsidiaries operating in the PRC was subject to PRC income tax and RMB 154,000 tax provision was made during the period.

         Save as disclosed above, no other companies within the Group has assessable income during the nine months ended September 30, 1998.

         NET (LOSS) / INCOME BEFORE INCOME TAXES:

         Net loss for the nine months ended September 30, 1998 was RMB 2,870,505 and such loss was partly contributed by the non-recurring professional expenses and consulting fee paid in respect of the reverse acquisition of Best Medical Treatment Group, Inc during 1998. These expenses incurred during the period amounted to approximately RMB 1,500,000.

         CONSOLIDATED FINANCIAL RESOURCES - SEPTEMBER 30, 1998

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, the Company's operations provided cash resources of RMB338,015. The major components of the cash provided by operations during the period were the decrease of RMB 4,754,530 in the amount due to the principal shareholder and the increase of RMB 2,954,192 and RMB1,258,655 in accrued expenses and interest payable, respectively. 284,600 were used in investing activities for the purchase of property, plant and equipment. New bank borrowing amounted to RMB 596,299 was raised during the period.

         The Company's cash balance increased by RMB 649,714 to RMB1,466,271 at September 30, 1998, as compared to RMB 816,557 at December 31, 1997. The Company's net working capital deficit decreased by RMB310,937 to RMB 38,344,323 at September 30, 1998, as compared to RMB38,655,260 at December 31, 1997. As a result, the Company's current ratio increased to 0.32 to 1 at March 31, 1998, as compared to 0.31 to 1 at December 31, 1997.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In August 1988, Qin Dynasty , a subsidiary of the Company, signed a loan agreement (the "Loan Agreement") with a company in the PRC (the "Plaintiff") to provide a loan in the amount of US$ 2,000,000 to Qin Dynasty. Under the Loan Agreement, the loan accrued interest at the 6-month LIBOR rate plus 0.8% per annum and was repayable 24 months after the first draw down date in four equal half-yearly installments of US$500,000. The loan was secured by a RMB10,000,000 deposit (approximately equivalent to the loan amount on the draw down date) provided by C.M. Cheng on behalf of Qin Dynasty to the Plaintiff and accrued interest at a fixed annual interest rate of 7.2%. The Plaintiff was required to refund the deposit to C.M. Cheng in four equal half-yearly installments of RMB2,500,000 on the maturity dates of the four half-yearly principal installments of US$500,000 on April 3, 1991 and September 3, 1992. However, Qin Dynasty did not repay any portion of the loan and the Plaintiff did not request settlement during the period because the Company contends there was a verbal agreement (the "Verbal Agreement") between the parties whereby the parties agreed that the quarterly principal payment of US$500,000 would be set off against RMB2,500,000 of the deposit in case of default in repayment.

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