Form 10QSB
period 1999-03-31
JENSON INTERNATIONAL INC
filed 1999-06-04
CIK 357049

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ...............

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

                           JENSON INTERNATIONAL, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              March 31, 1999 and December 31, 1998

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Three Months Ended March 31, 1999

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 1999


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                  AS AT              AS AT              AS AT             AS AT
                                                              MARCH 31, 1999   DECEMBER 31,1998    MARCH 31, 1999   DECEMBER 31,1998
                                                              --------------   ----------------    --------------   ----------------
                                                                   RMB                RMB                US$               US$
Current assets :
     Cash and cash equivalents                                     594,622            825,433            71,641             99,450
     Accounts receivable                                         5,938,118          2,189,927           715,436            263,847
     Inventories                                                   887,429            767,702           106,919             92,494
     Prepayments, deposits and other receivables                 1,386,098            795,282           167,000             95,817
                                                               -----------        -----------        ----------         ----------
     Total current assets                                        8,806,267          4,578,344         1,060,996            551,608
Property, plant and equipment                                   46,056,872         47,717,113         5,549,021          5,749,050
                                                               -----------        -----------        ----------         ----------
                                                                54,863,139         52,295,457         6,610,017          6,300,658
                                                               ===========        ===========        ==========         ==========


Current liabilities :
     Short term bank borrowings                                 25,560,099         25,560,099         3,079,530          3,079,530
     Accounts payable                                            3,224,722          2,556,854           388,521            308,055
     Accrued hotel management fees                               3,269,047          3,269,047           393,861            393,861
     Statutory provision for staff welfare and benefits         10,845,106         10,614,268         1,306,639          1,278,827
     Interest payable                                            3,366,055          3,185,756           405,549            383,826
     Other creditors                                             4,141,047          4,123,047           498,921            496,753
     Amount due to principal shareholder                         2,497,091            996,757           300,854            120,091
     Income tax payable                                            848,370            718,000           102,213             86,506
     Accruals                                                   10,830,880         10,877,906         1,304,925          1,310,591
                                                               -----------        -----------        ----------         ----------
     Total current liabilities                                  64,582,417         61,901,734         7,781,013          7,458,040
                                                               -----------        -----------        ----------         ----------

Shareholders' advances and shareholders' equity :
     Advances from the principle shareholder                    70,000,000         70,000,000         8,433,735          8,433,735
                                                               -----------        -----------        ----------         ----------


     Common stock par value US$ 0.001;
        authorised 50,000,000 shares; issued
        2,763,843 and 2,763,843 at March 31, 1999 and
        December 31, 1998, respectively                             22,933             22,933             2,763              2,763
     Additional paid-in capital                                     (6,972)            (6,972)             (840)              (840)
     Accumulated deficit                                       (79,735,239)       (79,622,238)       (9,606,654)        (9,593,040)
                                                               -----------        -----------        ----------         ----------
Total deficiency of shareholders' equity                       (79,719,278)       (79,606,277)       (9,604,731)        (9,591,117)
                                                               -----------        -----------        ----------         ----------

Total shareholders' advances and shareholders' equity           (9,719,278)        (9,606,277)       (1,170,996)        (1,157,382)
                                                               -----------        -----------        ----------         ----------

Total liabilities and shareholders' equity                      54,863,139         52,295,457         6,610,017          6,300,658
                                                               ===========        ===========        ==========         ==========

    See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                          3 MONTHS             3 MONTHS            3 MONTHS            3 MONTHS
                                                            ENDED                ENDED               ENDED               ENDED
                                                        MARCH 31, 1999       MARCH 31, 1998      MARCH 31, 1999       MARCH 31, 1998
                                                        --------------       --------------      --------------       --------------
                                                             RMB                  RMB                  US$               US$
Revenues :
     Hotel operations :
        Rooms                                              2,381,468            1,720,577             286,924             207,298
        Food and beverage                                  1,259,923            1,052,370             151,798             126,792
        Other operating departments                          242,968              233,295              29,273              28,108
        Sales tax                                           (247,054)            (150,148)            (29,766)            (18,090)

                                                         -----------          -----------          ----------          ----------
                                                           3,637,305            2,856,094             438,229             344,108
     Group tour commission                                 2,848,086                   --             343,143                  --
     Consultancy services                                  1,000,000            1,550,000             120,482             186,747
     Others                                                   33,834               12,601               4,076               1,518
     Sales tax for consultancy services                      (39,000)             (39,000)             (4,699)             (4,699)
                                                         -----------          -----------          ----------          ----------
     Total revenue                                         7,480,225            4,379,695             901,231             527,674
                                                         -----------          -----------          ----------          ----------

Operating expenses :
     Hotel operations by departments :
        Rooms                                                499,027              336,181              60,124              40,504
        Food and beverage                                    887,331              768,328             106,907              92,570
        Other operating departments                          170,680               76,592              20,564               9,228
Group tour services :
     Group tour commission                                   913,251                   --             110,030                  --
Consultancy services :
        Consultancy fee to principal shareholder              20,000               31,000               2,410               3,735
Other operating expenses :
        Administrative and general                           735,238            1,031,377              88,583             124,262
        Consultancy fee paid to the consultant                     0              174,300                   0              21,000
        Depreciation and amortization                      2,016,997            1,070,204             243,012             128,940
        Electricity, gas and water                           472,993              546,233              56,987              65,811
        Repairs and maintenance                              150,823               29,838              18,171               3,595
        Salaries and allowances                              793,525              644,673              95,604              77,672
        Provision for staff welfare and benefits             154,451              149,261              18,609              17,983
        Legal and professional fees                          261,000              717,242              31,446              86,415
        Management fee to a related company                   96,300               96,300              11,602              11,602

                                                         -----------          -----------          ----------          ----------
     Total operating expenses                              7,171,616            5,671,529             864,049             683,317
                                                         -----------          -----------          ----------          ----------

Net operating loss                                           308,609           (1,291,834)             37,182            (155,643)
Interest expenses                                           (291,240)            (339,000)            (35,089)            (40,843)
                                                         -----------          -----------          ----------          ----------

Loss before income taxes                                      17,369           (1,630,834)              2,093            (196,486)
Income taxes                                                (130,370)             (52,000)            (15,707)             (6,265)
                                                         -----------          -----------          ----------          ----------

Net loss for the period                                     (113,001)          (1,682,834)            (13,614)           (202,751)
                                                         ===========          ===========          ==========          ==========

Loss per share
     Basic                                                     (0.13)               (1.92)              (0.02)              (0.23)
                                                         ===========          ===========          ==========          ==========

Weighted average number of share of common stock
     Basic                                                   877,821              877,821             877,821             877,821
                                                         ===========          ===========          ==========          ==========


    See accompanying notes to the Condensed Consolidated Financial Statements

JENSON INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                     3 MONTHS       3 MONTHS        3 MONTHS       3 MONTHS
                                                                       ENDED          ENDED           ENDED          ENDED
                                                                     MARCH 31,      MARCH 31,       MARCH 31,      MARCH 31,
                                                                       1999           1998            1999           1998
                                                                     ---------      ---------       ---------      ---------
                                                                       RMB            RMB             US$            US$
Cash flows from operating activities :
     Net loss                                                         (113,001)    (1,682,834)       (13,615)      (202,751)
     Adjustments to reconcile net loss to
       net cash provided by operating activities :
         Depreciation and amortization                               2,016,997      1,070,204        243,012        128,940
         Consulting fees                                                     0        174,300              0         21,000
         Changes in working capital components :
             Accounts receivable                                    (3,748,191)    (1,174,607)      (451,590)      (141,519)
             Inventories                                              (119,727)        (4,702)       (14,425)          (567)
             Prepayments, deposits and other receivables              (590,816)      (130,271)       (71,183)       (15,695)
             Amount due to the principal shareholder                 1,500,334        105,244        180,763         12,680
             Accounts payable                                          667,868       (442,713)        80,466        (53,339)
             Other creditors and accruals                               18,000        300,219          2,169         36,171
             Statutory provisions for staff welfare and benefits       230,838        270,837         27,812         32,631
             Interest payable                                          180,299        615,949         21,723         74,211
             Income tax payable                                        130,370         52,000         15,707          6,265
             Accrued expenses                                          (47,026)     1,060,540         (1,798)       127,776

                                                                    ----------     ----------       --------       --------
Net cash provided by operating activities                              125,945        214,166         19,041         25,803
                                                                    ----------     ----------       --------       --------


Cash flow from investing activities
     Purchase of fixed assets                                         (356,756)      (102,955)       (42,983)       (12,404)
                                                                    ----------     ----------       --------       --------

Net (decrease) increase in cash and cash equivalents                  (230,811)       111,211        (23,942)        13,399

Cash and cash equivalents
     Beginning of the period                                           825,433        816,557         99,450         98,380

                                                                    ----------     ----------       --------       --------
     End of the period                                                 594,622        927,768         75,508        111,779
                                                                    ----------     ----------       --------       --------

See accompanying notes to the Condensed Consolidated Financial Statements

                           JENSON INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

On January 1,1999, Malee acquired all of the issued and outstanding capital stock of Lite Charter (China) Limited ("Lite Charter") from a third party. Lite Charter is an inactive company which was incorporated in Hong Kong during 1996. Lite Charter had no significant assets and liabilities at January 1, 1999.

On February 1, 1999, Malee transferred all its consulting contracts to Lite Charter for tax planning purpose by entering into two agreements with Lite Charter and the contracting parties of the original consulting contracts.

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

All translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate of US$1.00 = RMB8.3 as quoted by the People's Bank of China ("PBOC") on March 31, 1999. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.


NOTE 2. COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

For the three months ended March 31, 1999 and 1998, net income per common share is based on the weighted average number of shares of the Common Stock issued and outstanding during each respective period. The weighted average number of common stock outstanding for the periods presented are calculated after taking effect of the cancellation of 1,886,022 shares issued to the Shareholder

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations:

Three months ended March 31, 1999 and 1998

SALES:

For the three months ended March 31, 1999, net sales were RMB 7,480,225, of which RMB 3,637,305 (48.6%) was from the hotel operation, RMB 2,848,086 (38.1%) was from the consulting services and 994,834 (13.3%) was from the group tour operation.

For the three months ended March 31, 1998 net sales were RMB 4,379,695, of which RMB 2,856,094 (65.2%) was from the hotel operation and RMB 1,523,602 (34.8%) was from the consulting services.

Net sales increased by RMB3,100,530 (70.8%) in the first quarter of 1999 as compared to 1998. This increase was mainly contributed by the group tour operation acquired by the Company in 1999.


OPERATING EXPENSES:

Operating expenses increased by RMB1,532,187 or 27.0% in the first quarter of 1999 as compared to 1997. Such increase represented was mainly contributed by the increase in depreciation and amortization, and the direct cost of the group tour commission for RMB946,793 and RMB913,251, respectively or 88.5% and 100% in the first quarter of 1999 as compared to 1998.

Depreciation and amortization increased significantly as the Company spent over RMB17 million to refurbish the hotel rooms and facilities in 1998 and these refurbishment are put in the operation in the first quarter. The group tour operation was newly acquired by the Company in 1999 and there was no such operating cost was incurred in the first quarter of 1998.

Legal and professional fees decreased by approximately RMB 630,000 in the firstly quarter of 1999 as compared to 1998. Legal and professional fees in 1998 includes audit fees, legal counsel fees and professional expenses incurred for the reversed acquisition of Best Medical Treatment Group, Inc during 1998.

INTEREST INCOME AND INTEREST EXPENSES:

For the three months ended March 31, 1999, interest expense was RMB291,240 as compared to RMB339,000 for the first quarter in 1998. No material interest income was noted during these periods.

INCOME TAXES:

For the three months ended March 31, 1999, Hong Kong subsidiaries of the Company operating in Hong Kong and in the PRC were subject to Hong Kong Profits Tax and PRC income tax and respective tax provisions made during the period were RMB 97,370 and RMB33,000, respectively.

Save as disclosed above, no other companies within the Group has assessable income during the three months ended March 31, 1999 and 1998.

NET (LOSS)/INCOME BEFORE INCOME TAXES:

Net loss for the three months ended March 31, 1999 was decreased by RMB1,569,833 to RMB113,001 as compared to RMB1,682,834 for the first quarter in 1998. Decrease in the net loss in the first quarter in 1999 was mainly due to the profit contribution from the group tour operation.


CONSOLIDATED FINANCIAL RESOURCES - MARCH 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, the Company's operations provided cash resources of RMB125,945. The major components of the cash provided by operations during the period were the increase of RMB 1,500,334 in amount due to the principal shareholder, increase of RMB 667,868 in accounts payable and increase of RMB 3,748,191 in accounts receivable. RMB356,756 were used in investing activities for the purchase of property, plant and equipment.

The Company's cash balance decreased by RMB230,811 to RMB594,622 at March 31, 1999, as compared to RMB 825,433 at December 31, 1998. The Company's net working capital deficit decreased by RMB1,547,240 to RMB 55,776,150 at March 31, 1999, as compared to RMB57,323,390 at December 31, 1998. As a result, the Company's current ratio increased to 0.14 to 1 at March 31, 1999, as compared to 0.07 to 1 at December 31, 1998.

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

(b)   Reports on Form 8-K
      None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



JENSON INTERNATIONAL, INC.




Date: June 2, 1999                       /s/ C.M. Cheng
      ---------------------------       --------------------------------------
                                            C.M. Cheng
                                            Chairman (Chief Executive Officer)


                                         /s/ C.M. Chow
                                        --------------------------------------
                                            C.M. Chow
                                            (Chief Financial Officer)

                                EXHIBIT INDEX


               Exhibit 27               Financial Data Schedule